Form 10-Q
period 2019-06-30
PotNetwork Holdings, Inc.
filed 2019-08-19
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number 000-55969

POTNETWORK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	46-5470832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3531 Griffin Road, Ft. Lauderdale, FL 33312

(Address of principal executive offices) (Zip Code)

800-433-0127

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 19, 2019, there were 700,706,621 shares of common stock issued and outstanding.

POTNETWORK HOLDINGS, INC
BALANCE SHEET - Unaudited (in $000)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash/Bank Balances	$104,372	$584,426
Accounts Receivable
From Customers	$107,261	$119,274
From related parties		$-
From others	$1,125,000	$-
Total Accounts Receivable	$1,232,261	$119,274
Advances - Drop Shipper	$4,876,880	$4,289,928
Prepaid Expenses	$271,405	$220,902
Total Current assets	$6,484,918	$5,214,530
TOTAL ASSETS	$6,484,918	$5,214,530

Liabilities
Current Liabilities
Payables	$161,048	$469,821
Current portion of Notes Payable, convertible	$184,188	$306,150
Total Current Liabilities	$345,236	$775,971
Long-term Liabilities
Loan from 3rd Party with interest	$39,680	$38,400
Notes Payable	$4,460,574	$3,267,824
Total long-term liabilities	$4,500,254	$3,306,224
Total Liabilities	$4,845,490	$4,082,195
Stockholders' Equity
Common: Authorized 1,000,000,000 shares, $ .00001 par value; and 700,706,621 Issued and outstanding as of June 30, 2019 and 569,364,762 shares issued and outstannding as of December 31, 2018.	$3,555,190	$3,169,040
Preferred Stock Class A Authorized - 50,000 shares, $ .00001 Par value; and 34,289 Issued and outstanding, as of June 30, 2019 and 39,839 issued and outstanding as of December 31, 2018.	$400	$400
Retained Earnings	$(1,916,162)	$(2,037,105)
Total Stockholders' Equity	$1,639,428	$1,132,335
Total Liabilities & Equity	$6,484,918	$5,214,530

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC
INCOME STATEMENT (Unaudited)
(In $000s, except per-share data)

	3 months ended		6 months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue
Sales	$4,345,411	$5,759,910	$10,528,121	$12,044,028
Cost of goods sold	$2,791,217	$3,530,498	$6,375,884	$7,302,854
Gross profit	$1,554,194	$2,229,412	$4,152,237	$4,741,174

Operating expenses
Research and development	$-	$-	$-	$-
Sales & Marketing	$1,238,514	$1,919,271	$3,412,781	$4,063,263
General & Administrative Expenses	$167,767	$182,742	$455,295	$353,355
Total operating expenses	$1,406,281	$2,102,013	$3,868,076	$4,416,618

Financing expenses
Interest Exp	$78,434	$4,220	$163,218	$7,913
Total financing expenses	$78,434	$4,220	$163,218	$7,913

Total Expenses	$1,484,715	$2,106,233	$4,031,294	$4,424,531

Profit (Loss) before Income Tax	$69,479	$123,179	$120,943	$316,643
Provision for Income Tax	$-	$-	$-	$-
Net Profit (Loss)	$69,479	$123,179	$120,943	$316,643

Earnings per share	$0.000099	$0.000274	$0.000173	$0.000705
Basic and diluted	$0.000099	$0.000274	$0.000173	$0.000705

Basic and diluted weighted average common shares outstanding	700,706,621	448,921,254	700,706,621	448,921,254

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC
CASH FLOWS STATEMENT

	3 months ended		6 months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operations
Net Income (Loss)	$69,479	$123,179	$120,943	$316,643
Adjustments to reconcile net income (loss)
Advances & Accounts Receivable	$(834,093)	$(531,154)	$(625,442)	$(1,139,068)
Other Assets		$635,966	$(1,125,000)	$713,837
Payable	$29,776	$250,820	$(308,773)	$210,446
Total Adjustments to reconcile net income (loss)	$(804,317)	$355,632	$(2,059,215)	$(214,785)
Net cash from the current year operations	$(734,838)	$478,811	$(1,938,272)	$101,858
Investing
Common Stock	$386,150	$(348,753)	$386,150	$(273,753)
Preferred A Stock		$0		$0
Net cash provided by investing activities	$386,150	$(348,753)	$386,150	$(273,753)
Financing
Third Party Loan	$640	$36,620	$1,280	$40,840
Notes Payable	$(132,006)	$(72,733)	$1,070,788	$225,000
Net cash provided by financing activities	$(131,366)	$(36,113)	$1,072,068	$265,840
Net change in cash and cash equivalents	$(480,054)	$93,945	$(480,054)	$93,945
Cash and cash equivalents, beginning of period	$584,426	$240,501	$584,426	$240,501
Cash and cash equivalents, end of period	$104,372	$334,446	$104,372	$334,446

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC
STOCKHOLDERS' EQUITY

	Preference Shares	Preference Share Capital	Common Shares	Amount	Surplus (Deficit)

Balance as of Dec. 31, 2016	0	$-	297,389,288	$88,573	$(53,935)
Triangular Merger	39,839				$53,935
Shares Issued - Restricted			309,322,614
Shares Issued - Free			121,000,000	$363,000
Shares Issued - Reserve			(157,791,417)
Net Profit (Loss)					$301,603
Balance as of Dec. 31, 2017	39,839	$400	569,920,485	$450,573	$(2,279,739)
Shares Issued			215,444,227	$2,718,467
Shares Cancelled			(216,000,000)
Net Profit (Loss)					$242,634
Balance as of Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)
Shares Issued			131,341,909	$386,150
Net Profit (Loss)					$120,943
Balance as of June 30, 2019	34,289	$400	700,706,621	$3,555,190	$(1,916,162)

The accompanying notes are an integral part of these financial statements.

PotNetworkHolding.com

DiamondCBD.com

Notes on accounts to the financial statements

for the six months ended June 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PotNetwork Holdings, Inc. is a publicly traded holding company trading under the symbol "POTN". The Company website is www.potnetworkholding.com.

This Company was previously known as:

•	SND Auto Group, Inc. until 3-2017
•	PotNetwork Holdings, Inc. until 5-2016
•	United Treatment Centers, Inc. until 7-2015
•	Element Trading Holdings, Inc. until 3-2014
•	United Treatment Centers, Inc. until 10-2013
•	MyMedicalCD, Ltd. until 6-2008
•	Interactive Solutions Corp. until 11-2004
m State of incorporation changed from Nevada to Wyoming in 11-2004
•	Araldica Wineries Ltd. until 2-2000
•	H P Capital Corp. until 9-1996

The Company has six (6) wholly-owned subsidiaries:

•	First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, Diamond CBD, Inc., a Delaware corporation. First Capital Venture Co. was acquired by the Company on January 31, 2017.
•	Blockchain Crypto Technology, Corp., an inactive Colorado corporation.
•	Grinder Distribution, Inc., an inactive Florida corporation
•	PNH Holdings, Inc., an inactive Colorado corporation
•	SND Auto Group, Inc., an inactive Colorado corporation

Since the acquisition of First Capital Venture Co., the focus of the Company has been the development of the business of Diamond CBD, Inc. PotNetwork Media Group, Inc. is an early stage company. All other subsidiaries are dormant having ceased operations. Hence, the financial statements reflect principally the business results of Diamond CBD business.

Diamond CBD, Inc. focuses on the research, development, and multinational marketing of premium hemp extracts that contain a broad range of cannabinoids and natural hemp derivatives.

Diamond CBD’s catalog can be found in http://catalog.diamondcbd.com.

PotNetworkHolding.com

DiamondCBD.com

Since January 31, 2017, Diamond CBD’s business has become the primary business of this Company.

In February 2018, the Company reversed ab initio the March 17, 2017 holding company reorganization. As a result, the Company re-assumed its prior name, PotNetwork Holdings, Inc. (with an “s” on Holding), while remaining a Colorado corporation. None of the acquisitions or the share capital structure was affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	BASIS OF PRESENTATIONS: The statements were prepared following generally accepted accounting principles of the United States of America which were consistently applied.

•	USE OF ESTIMATES: Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

•	REVENUE RECOGNITION – DIAMOND CBD BUSINESS: Revenue from sale of goods is measured at fair value of the consideration received or receivable and is recognized in the statement of comprehensive income of the Company when significant risks and rewards of the ownership of the goods have been transferred to the buyers.

•	CASH AND CASH EQUIVALENTS: Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition and the balance cash in hand and the balance in bank accounts.

•	ACCOUNTS RECEIVABLE: Accounts Receivable (AR) is the payment which the Company will receive from its customers who have purchased its goods & services in the last month of the year and on credit terms. Usually the credit period is short, approximately a few days.

•	ASSESSMENT OF COLLECTABILITY:

m	Receivables supervisor is authorized to collect delinquent accounts
m	The Treasurer has the authority to assign accounts to a third party for collection
m	Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop-shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.
m	An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.
m	Control and Subsidiary Accounts: The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each accounts receivable must be reconciled with the control account.

PotNetworkHolding.com

DiamondCBD.com

m	Checks that are returned from the bank as non-negotiable are assessed a returned cheque charge. If there are 2 cheques returned from the same customer within a month, no further cheques will be accepted from the customer unless the cheques are certified, until there is an acceptable payment history for a further one-year period.
m	Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts.
m	Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.
m	All actions taken to collect overdue accounts must be documented.
m	If there is no response after the initial contact at the 30-day point (within a 30-day period – 60 days from date of invoice), accounts will be forwarded to Treasury Staff to take prompt and vigorous action to collect overdue accounts receivable.
m	Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:

•	turned over to a private collection agency;
•	subject to legal action
•	credit privileges will be revoked; and/or account may be suspended.

•	PREPAID EXPENSES: Prepaid expenses are future expenses that have been paid in advance. In other words, prepaid expenses are costs that have been paid but are not yet used up or have not yet expired. The company’s prepaid expenses is mostly advance payment to the drop shipper

•	PROPERTY AND EQUIPMENT: As on the date of the financial statements, the Company does not hold any assets.

•	PROPERTY AND EQUIPMENT: Property and equipment are stated at the written-down value [that is, after deducting depreciation from the cost]. This Company adapted the depreciation rates as provided in the IRS publications, using the Modified Accelerated Cost Recovery System (MACRS). Computers and office equipment are considered as 5-year property. Office furniture and fixtures are 7-year property in MACRS and apply the 200% declining balance method over a GDS recovery period. Wherever possible, section 179 depreciation is also applied. However, the accumulated depreciation shall not exceed the actual cost at any point of time. As on the date of the financial statement, the Company does not hold any assets.

•	INTANGIBLE ASSETS

PotNetworkHolding.com

DiamondCBD.com

m	Initial Measurement: Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is clearer and, thus, more reliably measurable.

m	Subsequent Measurement: The Company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles-- Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method the Company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference in those amounts is recognized as an impairment loss.

•	ASC 350 requires capitalizing any money spent on product development and product improvement. During the current year, money spend on product development is very little and is not significant.

•	FINANCIAL INSTRUMENTS: For certain of the Company’s financial instruments, including cash, accrued expenses and short-term debt, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;
Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;
Level 3:

Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

PotNetworkHolding.com

DiamondCBD.com

•	Investments in subsidiaries: The March 17, 2017 reorganization is referred as holding Company reorganization. The Company did not make any payment in cash or check in connection with the reorganization. First Capital Venture Co., the parent of Diamond CBD, Inc. is now the wholly owned subsidiary. The entire amount of current year profit is attributable to the business generated by this wholly owned subsidiary. As required under ASC 810, consolidated accounts are presented in this financial statement.

•	Redemption Right: In 2017, this Company entered into convertible promissory notes for $1,200,000. The convertible note has the redemption right, which reads as, “Notwithstanding any provision contained herein to the contrary including the conversion rights as set forth in this section, the Company shall be entitled, at any time prior to the expiration of five days from any notice of conversion, to repay this Note in full, plus interest, minus the credit accorded from prior payments, including from prior conversions, and avoid any further Note conversion and thus avoid the issuance of any additional shares of PotNetwork Holdings, Inc.” By this clause, no derivative liability exists. Further, these convertible promissory notes are exchanged for Common Stock Purchase Warrant, as mentioned supra.

NOTE 3 – GOING CONCERN

The financial statements are prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

Since PotNetwork Holdings, Inc. has no uncertainties as on the balance sheet date, the financial statements need no adjustments.

Since Diamond CBD’s business originated in 2015, it is considered as a business with limited operating history. Hence, this business is subject to all risks inherent in a developing business enterprise. Continued success depends on the problems, difficulties, complications, and delays frequently encountered in the competitive and regulatory environment in which it operates.

Since the CBD business is a burgeoning industry, there are no established entities whose business model Diamond CBD can follow or build upon.

Regulatory risk: Hemp-based CBD is often confused with marijuana-based CBD which remains illegal under federal law. The Company maintains that its products are legal. Yet, this legal risk cannot be ignored.

Although Diamond CBD does not sell any marijuana-based CBD products, its products could be treated as being illegal by federal/state authorities and by consumers.

The Company is involved in a highly competitive industry where it may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than the Company does. Such resources, experience and personnel may provide a substantial competitive advantage to the competition.

PotNetworkHolding.com

DiamondCBD.com

NOTE 4 – Deferred Tax Computation: The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

There was no income tax expense during this quarter. However, the availability of a net operating loss carryforward and the associated deduction, is subject to complex and restrictive federal income tax provisions as codified by Internal Revenue Code section 172 and related Treasury Regulations, all of which are subject to change and the availability of which can never be free from doubt.

The components of the deferred tax assets and liabilities are as follows:

	30th June 2019	31st Dec 2018
Deferred tax assets:
Net operating loss carryovers	$1,916,162	$2,037,105
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	1,916,162	2,037,105
Valuation allowance	(1,916,162)	(2,037,105)
Net deferred tax asset	$-	$-

PotNetworkHolding.com

DiamondCBD.com

NOTE 5 – INVENTORY – DIAMOND CBD

This Company has arranged to buy the exact quantity from the suppliers, based on the customer orders and thereby has eliminated the need for holding inventory on hand at any point of time.

Otherwise, this Company values the inventory at the lower of cost or market.

NOTE 6 – COMMITMENTS AND CONTINGENCIES: There are no commitments and contingencies that exist at present, other than the legal disputes mentioned supra.

NOTE 7 – BUDGET & INTERNAL CONTROL PROCEDURES

•	Internal control procedures for inventory and cash control are being developed and implemented on an ongoing basis to ensure higher levels of performances.
•	Annual financial budget is reviewed by the Board of Directors.
•	Quarterly variance reports are reviewed by the Board of Directors.

NOTE 8 – CAPITAL STOCK

•	Common Stock: Authorized 1,000,000,000 shares, $.00001 par value; and 700,706,621 issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned here below.

•	Class A preferred stock: Authorized 50,000 shares, $ .00001 par value; and 34,289 Issued and outstanding as on the balance sheet date. Designation details are in Document # 20181127754 filed with the Secretary of State, Colorado on February 13, 2018.

NOTE 9 – Loan from Third Parties

				8%		8%		8%
		Loan		Interest		Interest		Interest
				2018		2019 Q-1		2019 Q-2
A	7/1/2016	$25,000	$28,000	$2,000	$30,000	$500	$30,500	$500	$31,000
B	7/1/2016	$7,000	$7,840	$560	$8,400	$140	$8,540	$140	$8,680
			$35,840	$2,560	$38,400	$640	$39,040	$640	$39,680

PotNetworkHolding.com

DiamondCBD.com

NOTE 10 – Notes Payable

Payee: Sign N Drive Auto Mall, Inc.

Principal Value: $1,850,000

Issue date: June 2, 2014

Terms: Interest Free, Fixed Conversion Rate at $.003 per shares agreed to by Issuer in lieu of interest.

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required.

There is no maturity date for this note

$438,000 was converted into common stock in 2017

$172,650 was converted into common stock in 2018

$216,150 was converted into common stock in 2019

Payee: Illiad Research & Trading LP

On October 25, 2018, the Company issued a Note in the face amount of $5,525,000 which accrues interest at the rate of 10% per annum. The note has an Original Issue Discount (OID) of $500,000. The Note and any interest thereon is convertible at a fixed rate of $0.45 per share of common stock or after 12 months, at a variable conversion rate, the “redemption conversion price” at the lower of the fixed rate of $.45 per share, or a discount to the market price as defined in the Note. The Note is comprised of five (5) tranches (each, a “Tranche”), consisting of (i) an Initial Tranche in an amount equal to $1,400,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the ''Initial Tranche"), and (ii) four (4) additional Tranches, one (l) in the amount of $1,375,000.00, one (l) in the amount of $550,000.00, and two (2) in the amount of $1,100,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. $1,400,000 was received on 10/31/2018 and $825,000 was received on 12/18/2018. $18,410 is the accrued interest for this Note in 2018.

On February 8, 2019, the Company issued a Note in the face amount of $3,325,000 which accrues interest at the rate of 10% per annum. The note has an Original Issue Discount (OID) of $300,000. The Note and any interest thereon is convertible at a fixed rate of $0.45 per share of common stock or after 12 months, at a variable conversion rate, the “redemption conversion price” at the lower of the fixed rate of $.45 per share, or a discount to the market price as defined in the Note. The Note is comprised of three (3) tranches (each, a “Tranche”), consisting of (i) an Initial Tranche in an amount equal to $1,125,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the ''Initial Tranche"), and (ii) two (2) additional Tranches, one (l) in the amount of $500,000.00, and one (l) in the amount of $1,650,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. $1,125,000 was received on 2/17/2019

PotNetworkHolding.com

DiamondCBD.com

For both the Iliad Research & Trading LP Notes, dated October 25, 2018 and February 8, 2019, the aggregate accrued interest for both Notes was $163,218 through June 30, 2019.

NOTE 11 – Management Assertions on the 2 court cases regarding Convertible Promissory Notes of Predecessor

•	Mammoth West Corporation [case# 17 CH 778, 19th Circuit Court of Lake County, IL] and Southridge Partners II Limited Partnership [case# 3:17-cv-01925, Connecticut] each filed a civil complaint about its convertible promissory note (each referred to as a “Note”).

•	In each instance, the Note was issued not by the Company, but by the Company’s predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). The Note was issued by SND Auto Company Inc., on June 13, 2016 and on July 18, 2016, respectively, for money paid to SND Auto Company Inc., at a time in which SND Auto Company Inc. was the public Company, operating in the automobile industry. However, on March 14, 2017, SND Auto Company Inc. formed the Company and engaged in a holding Company reorganization whereby the Company became the public entity while SND Auto Company Inc., became its subsidiary. The holding Company reorganization was an express condition of First Capital Venture Holdings Co., which is the parent Company to Diamond CBD, Inc. being acquired by the Company and thereby entering the CBD oil business. The acquisition would not have occurred without the holding Company reorganization. Following this acquisition and the holding Company reorganization, and following the Company becoming the public entity, the stock price increased significantly. In other words, the CBD oil company stock price (the Company, i.e., PotNetwork Holdings, Inc.) was much greater than the stock price of the automobile Company (SND Auto Company Inc.).

•	The plaintiff invested in an automobile Company, not in the CBD oil business. Yet, plaintiff wants to convert its Note issued by the automobile company into shares of the CBD oil Company, which was not the maker of the Note.

•	As of December 31, 2017, SND Auto Company Inc., not the Company, owed Mammoth West Corporation $7,280 and Southridge Partners II Limited Partnership $26,000, on the Notes, which obligations were never disputed by SND Auto Company Inc. (which SND Auto Group, Inc. agreed to pay each, in full).

PotNetworkHolding.com

DiamondCBD.com

•	The Company has maintained that these were not debts of the Company, and the holding Company reorganization was engaged in to assure as much, not to avoid payment, but instead, to isolate this debt from the new CBD oil business, SND Auto Company Inc. being a separate and distinct legal entity with its own assets and debts.

•	However, on February 7, 2018, the Company and its predecessor issuer, SND Auto Company Inc., unwound the March 14, 2017 holding Company reorganization.

•	Because of that unwinding, Company’s counsel agrees that the Company, the public entity, became liable for this SND Auto Group, Inc. Notes, but only as of the February 7, 2018 rewinding, not prior thereto.

•	So, at this point, the dispute between the parties surrounds the conversion price.

•	In each case, the terms of the Note entitle the plaintiff, as holder, to convert into shares of the maker’s common stock.

•	On March 28, 2017 and on April 24, 2017, the conversion notice in each case was issued, not to SND Auto Group, Inc., the maker, but to the Company, for shares of the Company’s common stock.

•	The terms of the Note entitle the plaintiff to payment in cash or in shares of the maker (SND Auto Group, Inc.), at a discount of 65% of the lowest trading price of the preceding 30 trading days.

•	Instead, however, the plaintiff has throughout, sought to convert into shares of the Company, at a fraction of a penny per share, or approximately 2,700,000 shares in each instance (as opposed to approximately 56,000 shares in each instance), of the Company, based on SND Auto Group, Inc.’s share price, when SND Auto Group, Inc. was the public Company, and prior to the Company even being in existence, let alone being public.

•	It is the Company’s position that the Company only became obligated for the Note (which is the obligation of the maker, SND Auto Group, Inc.), upon the unwinding of the reorganization, or as of February 7, 2018, when the Company’s stock price was considerably higher (and therefore obligated to issue far fewer shares in satisfaction of the conversion notice) than it was prior to the holding Company reorganization and the acquisition of First Capital Venture Holdings Co.

•	The Company intends to vigorously defend against this claim. The Company is confident in its position.

NOTE 12 – SUBSEQUENT EVENTS AFTER 30th JUNE, 2019

NONE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward- looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

The primary business of PotNetwork Holdings, Inc. (“POTN”) is conducted through its primary subsidiary, First Capital Venture Co., whose subsidiary, Diamond CBD, Inc. (“Diamond CBD”) is engaged in the development and sales of hemp-derived CBD oil containing products. The Company also owns and operates PotNetwork Media Group, Inc., operator of the informational website to the cannabis and CBD industry, PotNetwork.com.

Results of Operations

Results of Operations during the six months ended June 30, 2019 as compared to the period ended June 30, 2018.

For the six-month period ended June 30, 2019 and 2018 we had revenues of $10,528,121 and $12,044,028 respectively.

Our Gross Profit from the sale of all products for the six-month period ended June 30, 2019 and June 30, 2018 was $4,152,237 and $4,741,174 respectively, or a decrease of 12%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins. Conversely, the expanded market is creating beneficial price fluctuations in the costs of ingredients as sources of supply expand which we believe will enable us to sustain comparable margins in the year ahead.

Our Net Profit for the six-month period ended June 30, 2019 compared to June 30, 2018 decreased to $69,479 from $316,643, a decrease of 78%, attributable to an increase general and administrative expense and an increase in interest expense.

Operating expenses for the six-month period ended June 30, 2019 compared to June 30, 2018 decreased to $3,868,076 as compared to $4,416,618, a decrease of 12.4% attributable to a decrease in research and development expense from $4,063,263 in the first six months of 2018 to $3,412,781 during the same period in 2019.

Total expenses for the six-month period ended June 30, 2019 were $4,031,294 with interest expense being $163,218 compared to $4,416,618 with interest expense of $7,913 for the comparable period of 2018.

Liquidity and Capital Resources

Assets increased from $5,214,530 at the Company’s fiscal year end of December 31, 2018 to $6,432,918 at June 30, 2019. The increase in the assets is attributable to an increase in accounts receivable and an increase in prepaid expenses, primarily an increase in advances paid to the drop shipper.

Liabilities increased from $4,082,195 as at December 31, 2018 to $4,845,490 as at June 30, 2019. The increase is mainly attributed to loans to the Company for its operating activities.

Cash Flow from Operating Activities

Net cash from operations for the six-month period ended June 30, 2019 was ($1,938,272) as compared to $101,858 for the same period in 2018.

Cash Flow from Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2019 was $386,150 as compared to ($273,753) for the same period in 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2019 was $1,072,068 as compared to $265,840 for the same period in 2018.

Results of Operations during the three months ended June 30, 2019 as compared to the period ended June 30, 2018.

For the three-month period ended June 30, 2019 and June 30, 2018, we generated revenues of $4,345,411 and $5,759,910, respectively, a 24.6% decrease year over year.

Our Gross Profit from the sale of all products for the three-month period ended June 30, 2019 and June 30, 2018 was $1,554,194, and $2,229,412 respectively, or a decrease of 30.3%. Sales and marketing expenses decreased from $1,919,271 for the three-month period ended June 30, 2018 to $1,238,514 for the three-month period ended June 30, 2019, a decrease of 35.5%, and overall total operating expenses decreased for the same period from $2,102,013 to $1,406,281, a decrease of 33%. Our Net Profit for the three-month period ended June 30, 2019 and June 30, 2018 decreased from $123,179 in 2018 to $69,479 in 2019, a decrease of 43.6%, attributable primarily to an increase in interest expense for the period from $4,220 in 2018 to $78,434 in 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had $6,432,918 in total assets including cash and cash equivalents of $104,372 and $1,232,261 in accounts receivable and $4,876,880 in prepaid advances to our drop shipper, as compared to $5,214,530 in total assets on December 31, 2018 including cash and cash equivalents of $584,426 and $4,289,928 in prepaid advances to our drop shipper. An increase in assets from December 31, 2018 to June 30, 2019 of 24.4%.

As of June 30, 2019, we had total liabilities of $4,845,490 consisting of accounts payable of $161,048, notes payable of $4,644,762 and an amount due a third party of $39,680. As of December 31, 2018, we had total liabilities of $4,082,195 including accounts payable of $469,821 and notes payable of $3,573,974 and an amount due a third party of $38,400, an overall year over year increase of 18.7%.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended June 30, 2019 was ($734,838) as compared to $478,811 for the same period in 2018.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended June 30, 2019 was $386,150 as compared to ($348,753) for the same period in 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended June 30, 2019 was ($131,366) as compared to ($36,113) for the same period in 2018.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the current reporting period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in the following legal proceedings, each of which is specific to each plaintiff suing the Company based upon the convertibility of a promissory note. In each case the Company is contesting the validity of the request for conversion of shares pursuant to each such note (each referred to as a “Note”). The following are the case references to each case filed by each of the plaintiffs (collectively, the “Plaintiffs”):

☐	Mammoth West Corporation v PotNetwork Holdings Inc., Case No. 17 CH 778, 19th Circuit Court of Lake County, IL. Filed May 26, 2017.

☐	Southridge Partners II Limited Partnership vs. SND Auto Group, Inc., Case No. 3:17-cv-01925 US District Court for the District of Connecticut, filed January 5, 2018.

☐	J. P. Carey Limited Partners, L.P. v. PotNetwork Holdings, Inc., Case No.3:18-CV-00873-WWE, US District Court for the District of Connecticut, filed May 24, 2018.

Each Plaintiff filed a civil complaint with regard to their rights to convert a specific convertible promissory Note. In each case, the Note was issued not by the Company, but by its predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). Each Note was issued by SND Auto Company Inc., respectively on June 13, 2016 to Mammoth West Corporation and on July 18, 2016 to Southridge Partners II Limited Partnership, for money paid to SND Auto Company Inc., at a time when SND Auto Company Inc. was the public entity, with sole operations in the automotive industry. (Plaintiff, J. P. Carey Limited Partners, L.P., on March 1, 2018, was a subsequent purchaser of a portion of the Southridge Partners II Limited Partnership Note and conversion rights connected to the amount purchased, which it then attempted to convert on the pre-reorganization terms and conditions of the Note, as more fully defined below.) Subsequent to the issuance of the Notes, on March 14, 2017, SND Auto Company Inc. engaged in a holding company reorganization whereby SND Auto Company Inc., became a subsidiary of the public entity. The holding company reorganization was an express condition of a private company, First Capital Venture Holdings Co., whose acquisition was the principal reason for the reorganization.

The original two Plaintiffs had invested in 2016 in an automotive company, not in the subsequent business of the post reorganization company. As of December 31, 2017, SND Auto Company Inc., not the post reorganization Company, owed Mammoth West Corporation $7,280 and Southridge Partners II Limited Partnership $26,000, on each of the Notes, which obligations have never been disputed by SND Auto Company Inc. The Company has maintained that these Notes were not debts of the post reorganization Company, and the holding Company reorganization was undertaken in order to isolate said debt from the new business of the post reorganization public Company, its subsidiary, SND Auto Company Inc., being a separate and distinct legal entity. However, on February 7, 2018, the Company and its predecessor issuer, SND Auto Company Inc., unwound the March 14, 2017 holding company reorganization for reasons unrelated to the disputed obligations of the Notes. As a consequence of that unwinding, the Company, the public entity, may have become liable for these SND Auto Group, Inc. Notes, but in the Company’s opinion, such liability only became effective as of the February 7, 2018, the date of the rewinding, not prior. At this point, each dispute between the Company and each Plaintiff has now focused on the specific conversion price to be allowed by the Company in any conversion. On March 28, 2017 and on April 24, 2017, each of the original Plaintiffs respectively issued a conversion notice not to SND Auto Group, Inc., each Note’s maker, but to the post reorganization Company, for shares of its common stock. The terms of each Note entitle the plaintiff to payment in cash or in shares of the maker (SND Auto Group, Inc.), at a discount of 65% of the lowest trading price of the preceding 30 trading days from the date of each conversion notice. Each Plaintiff has sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. It is the Company’s position that it is not obligated for each Note until the date of the unwinding of the reorganization, February 7, 2018, a time when the Company’s publicly traded stock price was considerably higher than the price pre-reorganization which the Plaintiffs are attempting to use in each of their conversions.

The relief sought by each Plaintiff in each case is as follows:

☐

Mammoth West Corporation: Issuance of the shares per each of its conversion notices per the original terms of its Note, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

☐

Southridge Partners II Limited Partnership: Damages of at least $743,150, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

☐

J. P. Carey Limited Partners, L.P.; Damages of at least $573,890, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

The Company has been and continues to vigorously defend itself against each claim.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On April 17, 2019 the Company issued 46,050,000 common shares to a note holder upon the conversion of $138,150 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On June 26, 2019 the Company issued 26,000,000 common shares to a note holder upon the conversion of $78,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On July 15, 2019, the Company issued 129,763 restricted common shares valued at $9,875 at closing market price on said date for services rendered by a consultant to the Company for services rendered in January and February 2019. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On May 7, 2019, the Company filed with the Secretary of State, Colorado, amended Articles of Incorporation, under Document # 20171182699, whereby it changed the designation provisions of its Series A Preferred Stock.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
3.1	Articles of Incorporation (As amended May 7, 2019)		May 9, 2019 under Form 10-12G as Exhibit 3.1

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: August 19, 2019	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

