Form 10-Q/A
period 2019-06-30
PotNetwork Holdings, Inc.
filed 2019-08-21
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of PotNetwork Holdings, Inc. for the period ended June 30, 2019 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 19, 2019.

The Amendment is being filed to cite an amended version of the Company’s Bylaws under “Item 5. Other Information”, and to include the XBRL Exhibits cited in the following “Item 6. Exhibits.”

2

Item 5. Other Information.

On May 7, 2019, the Company filed with the Secretary of State, Colorado, amended Articles of Incorporation, under Document # 20171182699, whereby it changed the designation provisions of its Series A Preferred Stock.

On May 8, 2019, the Company amended its Bylaws per the attached exhibit under Item 6.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
3.1	Articles of Incorporation (As amended May 7, 2019)		May 9, 2019 under Form 10-12G as Exhibit 3.1

3.2	Bylaws	X

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	X

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: August 21, 2019	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

4