Form 10-Q/A
period 2019-06-30
PotNetwork Holdings, Inc.
filed 2019-10-17
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of September 30, 2019, there were 700,836,384 shares of common stock issued and outstanding.

EXPLANATORY NOTE

We have amended our 10Q for the period ended June 30, 2019, to include a statement under Item 4 regarding management’s conclusion as to the effectiveness of disclosure controls and procedures for the period, and expanding commentary on Notes 1, 2 and 10 to the financial statements.

2

POTNETWORK HOLDINGS, INC

BALANCE SHEET - Unaudited

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash/Bank Balances	$104,372	$584,426
Accounts Receivable
From Customers	$107,261	$119,274
From related parties		$-
From others	$1,125,000	$-
Total Accounts Receivable	$1,232,261	$119,274
Advances - Drop Shipper	$4,876,880	$4,289,928
Prepaid Expenses	$271,405	$220,902
Total Current assets	$6,484,918	$5,214,530
TOTAL ASSETS	$6,484,918	$5,214,530

Liabilities
Current Liabilities
Payables	$161,048	$469,821
Current portion of Notes Payable, convertible	$184,188	$306,150
Total Current Liabilities	$345,236	$775,971
Long-term Liabilities
Loan from 3rd Party with interest	$39,680	$38,400
Notes Payable	$4,460,574	$3,267,824
Total long-term liabilities	$4,500,254	$3,306,224
Total Liabilities	$4,845,490	$4,082,195
Stockholders' Equity
Common: Authorized 1,000,000,000 shares, $ .00001 par value; and 700,706,621 Issued and outstanding as of June 30, 2019 and 569,364,762 shares issued and outstannding as of December 31, 2018	$3,555,190	$3,169,040
Preferred Stock Class A Authorized - 50,000 shares, $ .00001 Par value; and 34,289 Issued and outstanding, as of June 30, 2019 and 39,839 issued and outstanding as of December 31, 2018	$400	$400
Retained Earnings	$(1,916,162)	$(2,037,105)
Total Stockholders' Equity	$1,639,428	$1,132,335
Total Liabilities & Equity	$6,484,918	$5,214,530

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

INCOME STATEMENT (Unaudited)

	3 months ended		6 months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue
Sales	$4,345,411	$5,759,910	$10,528,121	$12,044,028
Cost of goods sold	$2,791,217	$3,530,498	$6,375,884	$7,302,854
Gross profit	$1,554,194	$2,229,412	$4,152,237	$4,741,174

Operating expenses
Research and development	$-	$-	$-	$-
Sales & Marketing	$1,238,514	$1,919,271	$3,412,781	$4,063,263
General & Administrative Expenses	$167,767	$182,742	$455,295	$353,355
Total operating expenses	$1,406,281	$2,102,013	$3,868,076	$4,416,618

Financing expenses
Interest Exp	$78,434	$4,220	$163,218	$7,913
Total financing expenses	$78,434	$4,220	$163,218	$7,913

Total Expenses	$1,484,715	$2,106,233	$4,031,294	$4,424,531

Profit (Loss) before Income Tax	$69,479	$123,179	$120,943	$316,643
Provision for Income Tax	$-	$-	$-	$-
Net Profit (Loss)	$69,479	$123,179	$120,943	$316,643

Earnings per share	$0.000099	$0.000274	$0.000173	$0.000705
Basic and diluted	$0.000099	$0.000274	$0.000173	$0.000705

Basic and diluted weighted average common shares outstanding	700,706,621	448,921,254	700,706,621	448,921,254

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

CASH FLOW STATEMENT

	3 months ended		6 months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operations
Net Income (Loss)	$69,479	$123,179	$120,943	$316,643
Adjustments to reconcile net income (loss)
Accounts Receivable from customers	$(834,093)	$(531,154)	$(625,442)	$(1,139,068)
Accounts Receivable from others			$(1,125,000)
Other Assets		$635,966		$713,837
Payable	$29,776	$250,820	$(308,773)	$210,446
Total Adjustments to reconcile net income (loss)	$(804,317)	$355,632	$(2,059,215)	$(214,785)
Net cash from the current year operations	$(734,838)	$478,811	$(1,938,272)	$101,858
Investing
Common Stock	$386,150	$(348,753)	$386,150	$(273,753)
Preferred A Stock		$0		$0
Net cash provided by investing activities	$386,150	$(348,753)	$386,150	$(273,753)
Financing
Third Party Loan	$640	$36,620	$1,280	$40,840
Notes Payable	$(132,006)	$(72,733)	$1,070,788	$225,000
Net cash provided by financing activities	$(131,366)	$(36,113)	$1,072,068	$265,840
Net change in cash and cash equivalents	$(480,054)	$93,945	$(480,054)	$93,945
Cash and cash equivalents, beginning of period	$584,426	$240,501	$584,426	$240,501
Cash and cash equivalents, end of period	$104,372	$334,446	$104,372	$334,446

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

STOCKHOLDERS' EQUITY

	Preference Shares	Preference Share Capital	Common Shares	Amount	Surplus (Deficit)

Balance as on Dec. 31, 2016	0	$-	297,389,288	$88,573	$(53,935)
Triangular Merger Issuance	39,839				$53,935
Shares Issued - Restricted			309,322,614
Shares Issued - Free Trading			121,000,000	$363,000
Shares Issued - Reserve			(157,791,417)
Net Profit (Loss)					$301,603
Balance as on Dec. 31, 2017	39,839	$400	569,920,485	$450,573	$(2,279,739)
Shares Issued			215,444,227	$2,718,467
Shares Cancelled			(216,000,000)
Net Profit (Loss)					$242,634
Balance as on Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)
Shares Issued			131,341,909	$386,150
Shares Cancelled	(5,550)
Net Profit (Loss)					$120,943
Balance as on June 30, 2019	34,289	$400	700,706,621	$3,555,190	$(1,916,162)

The accompanying notes are an integral part of these financial statements.

Notes on accounts to the financial statements

for the six months ended 30th June, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PotNetwork Holdings, Inc. is a publicly traded holding company trading under the symbol “POTN”. The Company website is www.potnetworkholding.com.

This Company was previously known as:

•	SND Auto Group, Inc. until 3-2017

•	PotNetwork Holdings, Inc. until 5-2016

•	United Treatment Centers, Inc. until 7-2015

•	Element Trading Holdings, Inc. until 3-2014

•	United Treatment Centers, Inc. until 10-2013

•	MyMedicalCD, Ltd. until 6-2008

•	Interactive Solutions Corp. until 11-2004

o	State of incorporation changed from Nevada to Wyoming in 11-2004

•	Araldica Wineries Ltd. until 2-2000

•	H P Capital Corp. until 9-1996

The Company has six (6) wholly-owned subsidiaries:

•	First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, Diamond CBD, Inc., a Delaware corporation. First Capital Venture Co. was acquired by the Company on January 31, 2017.

•	Blockchain Crypto Technology, Corp., an inactive Colorado corporation.

•	Grinder Distribution, Inc., an inactive Florida corporation

•	PNH Holdings, Inc., an inactive Colorado corporation

•	SND Auto Group, Inc., an inactive Colorado corporation

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

Since the acquisition of First Capital Venture and Diamond CBD on January 31, 2017, Diamond CBD’s business has become the primary business of this Company. Diamond CBD is treated as a wholly owned subsidiary of the Company and the accounts of the subsidiary are presented in the Company’s consolidated statements eliminating inter-company transactions. In accordance with ASC 805-40-45 the consolidated financial statements represent the continuation of the financial statements of the wholly owned subsidiary except for its capital structure. The Company, being the legal acquiror, but the accounting acquiror, did not have significant assets or revenues prior to the consolidation.

Investment in the wholly owned subsidiary is accounted for in accordance with ASC 810.

In February 2018, the Company reversed ab initio the March 17, 2017 holding company reorganization. As a result, the Company re-assumed its prior name, PotNetwork Holdings, Inc. (with an “s” on Holding), while remaining a Colorado corporation. None of the acquisitions or the share capital structure was affected.

In February 2018, the shares issued pursuant to the reorganization were cancelled , no other adjustments had been made .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

➢	BASIS OF PRESENTATIONS: The statements were prepared following generally accepted accounting principles of the United States of America which were consistently applied.

➢	USE OF ESTIMATES: Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

➢	REVENUE RECOGNITION – DIAMOND CBD BUSINESS: Revenue from the sale of goods is measured at fair value of the consideration received or receivable and is recognized in the statement of comprehensive income of the Company when significant risks and rewards of the ownership of the goods have been transferred to the buyers.

The Company applies the five-step model of revenue recognition under ASC 606 to the sales orders in the e-commerce platform. The following describes the Company’s process per each step (1-5) of ASC606:

Step 1: “Identify the contract with a customer”.

A.	The company’s ecommerce website is making the offer to the customer.
B.	The customer chooses the product(s) and quantities of each.
C.	The customer enters its credit card information.
D.	The contract between the company and the customer is concluded when the authorization is taken vis-a-vis the merchant account which processes the credit card payment.

Step 2:	“Identify the performance obligations in the contract”.
The company ships the merchandise and subsequently records the customer payment

Step 3:	“Determine the transaction price”.
The website states each product’s regular price, and applicable sale price which is the amount that the customer pays the company.

Step 4:	“Allocate the transaction price to the performance obligations in the contract”. The company’s e-commerce platform applies any quantity discount or other discount offered by the Company, automatically.

Step 5:	“Recognize revenue when the entity satisfies a performance obligation”.
The Company records the sale upon the order’s shipping, identified by a tracking number.

⮚	CASH AND CASH EQUIVALENTS: Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition and the balance cash in hand and the balance in bank accounts.

➢	ACCOUNTS RECEIVABLE: Accounts Receivable (AR) is the payment which the Company will receive from its customers who have purchased its goods & services in the last month of the year and on credit terms. Usually the credit period is short, approximately a few days.

➢	ASSESSMENT OF COLLECTABILITY:

o	Receivables supervisor is authorized to collect delinquent accounts

o	The Treasurer has the authority to assign accounts to a third party for collection

o	Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop-shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.

o	An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.

o	Control and Subsidiary Accounts: The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each accounts receivable must be reconciled with the control account.

o	Checks that are returned from the bank as non-negotiable are assessed a returned cheque charge. If there are 2 cheques returned from the same customer within a month, no further cheques will be accepted from the customer unless the cheques are certified, until there is an acceptable payment history for a further one-year period.

o	Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts.

o	Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.

o	All actions taken to collect overdue accounts must be documented.

o	If there is no response after the initial contact at the 30-day point (within a 30-day period – 60 days from date of invoice), accounts will be forwarded to Treasury Staff to take prompt and vigorous action to collect overdue accounts receivable.

o	Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:

•	turned over to a private collection agency;

•	subject to legal action

•	credit privileges will be revoked; and/or account may be suspended.

➢	PREPAID EXPENSES: Prepaid expenses are future expenses that have been paid in advance. In other words, prepaid expenses are costs that have been paid but are not yet used up or have not yet expired. The company’s prepaid expenses is mostly advance payment to the drop shipper

➢	PROPERTY AND EQUIPMENT: As on the date of the financial statements, the Company does not hold any assets.

➢	PROPERTY AND EQUIPMENT: Property and equipment are stated at the written-down value [that is, after deducting depreciation from the cost]. This Company adapted the depreciation rates as provided in IRS publications, using the Modified Accelerated Cost Recovery System (MACRS). Computers and office equipment are considered as 5-year property. Office furniture and fixtures are 7-year property in MACRS and apply the 200% declining balance method over a GDS recovery period. Wherever possible, section 179 depreciation is also applied. However, the accumulated depreciation shall not exceed the actual cost at any point of time. As on the date of the financial statements, the Company does not hold any assets.

➢	INTANGIBLE ASSETS

o	Initial Measurement: Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is clearer and, thus, more reliably measurable.

o	Subsequent Measurement: The Company accounts for its intangible assets under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 350-30-35 “Intangibles-- Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement”. Under this method the Company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset’s fair value with its carrying amount. If the carrying amount exceeds the asset’s fair value, the difference in those amounts is recognized as an impairment loss.

•	ASC 350 requires capitalizing any money spent on product development and product improvement. During the current year, money spent on product development is very little and is not significant.

➢	FINANCIAL INSTRUMENTS: For certain of the Company’s financial instruments, including cash, accrued expenses and short-term debt, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;
Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;
Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and less observable and thus have the lowest priority.

➢	Investments in subsidiaries: The March 17, 2017 reorganization is referred as holding Company reorganization. The Company did not make any payment in cash or check in connection with the reorganization. First Capital Venture Co., the parent of Diamond CBD, Inc. is now the wholly owned subsidiary. The entire amount of current year profit is attributable to the business generated by this wholly owned subsidiary. As required under ASC 810, consolidated accounts are presented in this financial statement.

➢	Redemption Right: In 2017, this Company signed convertible promissory notes for $1,200,000. The convertible note has the redemption right, which reads as, “Notwithstanding any provision contained herein to the contrary including the conversion rights as set forth in this section, the Company shall be entitled, at any time prior to the expiration of five days from any notice of conversion, to repay this Note in full, plus interest, minus the credit accorded from prior payments, including from prior conversions, and avoid any further Note conversion and thus avoid the issuance of any additional shares of PotNetwork Holdings, Inc.” By this clause, no derivative liability exists. Further, these convertible promissory notes are exchanged for Common Stock Purchase Warrant, as mentioned supra.

NOTE 3 - GOING CONCERN

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

Regulatory risk: Hemp-based CBD is often confused with marijuana-based CBD which remains illegal under federal Law; although the Company maintains that its products are legal. Yet, this legal risk cannot be ignored.

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

NOTE 4 - Deferred Tax Computation: The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The components of the deferred tax assets and liabilities are as follows:

	30th June 2019	31st Dec 2018
Deferred tax assets:
Net operating loss carryovers	$1,986,424	$2,037,105
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	1,986,424	2,037,105
Valuation allowance	(1,986,424)	(2,037,105)
Net deferred tax asset	$-	$-

NOTE 5 - INVENTORY DIAMOND CBD

This Company has arranged to buy the exact quantity from the suppliers, based on the customer orders and thereby has eliminated the need for holding inventory on hand at any point of time.

Otherwise, this Company values the inventory at the lower of cost or market.

NOTE 6 - COMMITMENTS AND CONTINGENCIES: There are no commitments and contingencies that exist at present, other than the legal disputes mentioned supra.

NOTE 7 – BUDGET & INTERNAL CONTROL PROCEDURES

•	Internal control procedures for inventory and cash control are being developed and implemented on an ongoing basis to ensure higher levels of performances.

•	Annual financial budget is reviewed by the Board of Directors.

•	Quarterly variance reports are reviewed by the Board of Directors.

NOTE 8 - CAPITAL STOCK

•	Common Stock: Authorized 1,000,000,000 shares, $.00001 par value; and 700,706,621 issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned here below.

•	Class A preferred stock: Authorized 50,000 shares, $ .00001 par value; and 34,289 Issued and outstanding as on the balance sheet date. Designation details are in Document # 20181127754 filed with the Secretary of State, Colorado on February 13, 2018.

NOTE 9 – Loan from Third Parties

			8%		8%		8%
			Interest		Interest		Interest
	Loan		2018		2019 Q-1		2019 Q-2
7/1/2016	$25,000	$28,000	$2,000	$30,000	$500	$30,500	$500	$31,000
7/1/2016	$7,000	$7,840	$560	$8,400	$140	$8,540	$140	$8,680
		$35,840	$2,560	$38,400	$640	$39,040	$640	$39,680

NOTE 10 – Notes Payable

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required.

There is no maturity date for this note.

The following table shows the amount of interest waived on annual basis through June 30, 2019:

Year	Interest Waived
2017	$7,318
2018	4,351
2019 (through 6/30)	4,770

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

	Quantity of Shares	Conversion Price	Amount Converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000

Per the above table:

$246,000 was converted into common stock in 2017; and

$284,650 was converted into common stock in 2018.

Payee: Iliad Research & Trading LP

On October 25, 2018, the Company issued a Note in the face amount of $5,525,000 which accrues interest at the rate of 10% per annum. The note has an Original Issue Discount (OID) of $500,000. The Note and any interest thereon is convertible at a fixed rate of $0.45 per share of common stock or after 12 months, at a variable conversion rate, the “redemption conversion price” at the lower of the fixed rate of $.45 per share, or a discount to the market price as defined in the Note. The Note is comprised of five (5) tranches (each, a “Tranche”), consisting of (i) an Initial Tranche in an amount equal to $1,400,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the ‘‘Initial Tranche”), and (ii) four (4) additional Tranches, one (l) in the amount of $1,375,000.00, one (l) in the amount of $550,000.00, and two (2) in the amount of $1,100,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents.

•	$1,400,000 was received on 10/31/2018

•	$825,000 was received on 12/18/2018

•	$18,410 is the accrued interest for 2018

On February 8, 2019, the Company issued a Note in the face amount of $3,325,000 which accrues interest at the rate of 10% per annum. The note has an Original Issue Discount (OID) of $300,000. The Note and any interest thereon is convertible at a fixed rate of $0.45 per share of common stock or after 12 months, at a variable conversion rate, the “redemption conversion price” at the lower of the fixed rate of $.45 per share, or a discount to the market price as defined in the Note. The Note is comprised of three (3) tranches (each, a “Tranche”), consisting of (i) an Initial Tranche in an amount equal to $1,125,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the ‘‘Initial Tranche”), and (ii) two (2) additional Tranches, one (l) in the amount of $500,000.00, and one (l) in the amount of $1,650,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents.

•	$1,125,000 was received on 2/17/2019

•	$77,794 is the accrued interest through 3/31/19

•	$84,144 is the accrued interest from 4/1/2019 to June 30, 2019

NOTE 11 – Management Assertions on the 2 court cases regarding Convertible Promissory Notes of Predecessor

➢	Mammoth West Corporation [case# 17 CH 778, 19th Circuit Court of Lake County, IL] and Southridge Partners II Limited Partnership [case# 3:17-cv-01925, Connecticut] each filed a civil complaint about its convertible promissory note (each referred to as a “Note”).

➢	In each instance, the Note was issued not by the Company, but by the Company’s predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). The Note was issued by SND Auto Company Inc., on June 13, 2016 and on July 18, 2016, respectively, for money paid to SND Auto Company Inc., at a time in which SND Auto Company Inc. was the public Company, operating in the automobile industry. However, on March 14, 2017, SND Auto Company Inc. formed the Company and engaged in a holding Company reorganization whereby the Company became the public entity while SND Auto Company Inc., became its subsidiary. The holding Company reorganization was an express condition of First Capital Venture Holdings Co., which is the parent Company to Diamond CBD, Inc. being acquired by the Company and thereby entering the CBD oil business. The acquisition would not have occurred without the holding Company reorganization. Following this acquisition and the holding Company reorganization, and following the Company becoming the public entity, the stock price increased significantly. In other words, the CBD oil company stock price (the Company, i.e., PotNetwork Holdings, Inc.) was much greater than the stock price of the automobile Company (SND Auto Company Inc.).

➢	The plaintiff invested in an automobile Company, not in the CBD oil business. Yet, plaintiff wants to convert its Note issued by the automobile company into shares of the CBD oil Company, which was not the maker of the Note.

➢	As of December 31, 2017, SND Auto Company Inc., not the Company, owed Mammoth West Corporation $7,280 and Southridge Partners II Limited Partnership $26,000, on the Notes, which obligations were never disputed by SND Auto Company Inc. (which SND Auto Group, Inc. agreed to pay each, in full).

➢	The Company has maintained that these were not debts of the Company, and the holding Company reorganization was engaged in to assure as much, not to avoid payment, but instead, to isolate this debt from the new CBD oil business, SND Auto Company Inc. being a separate and distinct legal entity with its own assets and debts.

➢	However, on February 7, 2018, the Company and its predecessor issuer, SND Auto Company Inc., unwound the March 14, 2017 holding Company reorganization.

➢	Because of that unwinding, Company’s counsel agrees that the Company, the public entity, became liable for this SND Auto Group, Inc. Notes, but only as of the February 7, 2018 rewinding, not prior thereto.

➢	So, at this point, the dispute between the parties surrounds the conversion price.

➢	In each case, the terms of the Note entitle the plaintiff, as holder, to convert into shares of the maker’s common stock.

➢	On March 28, 2017 and on April 24, 2017, the conversion notice in each case was issued, not to SND Auto Group, Inc., the maker, but to the Company, for shares of the Company’s common stock.

➢	The terms of the Note entitle the plaintiff to payment in cash or in shares of the maker (SND Auto Group, Inc.), at a discount of 65% of the lowest trading price of the preceding 30 trading days.

➢	Instead, however, the plaintiff has throughout, sought to convert into shares of the Company, at a fraction of a penny per share, or approximately 2,700,000 shares in each instance (as opposed to approximately 56,000 shares in each instance), of the Company, based on SND Auto Group, Inc.’s share price, when SND Auto Group, Inc. was the public Company, and prior to the Company even being in existence, let alone being public.

➢	It is the Company’s position that the Company only became obligated for the Note (which is the obligation of the maker, SND Auto Group, Inc.), upon the unwinding of the reorganization, or as of February 7, 2018, when the Company’s stock price was considerably higher (and therefore obligated to issue far fewer shares in satisfaction of the conversion notice) than it was prior to the holding Company reorganization and the acquisition of First Capital Venture Holdings Co.

➢	The Company intends to vigorously defend against this claim. The Company is confident in its position.

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

Effective of Disclosure Controls and Procedures

Management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The results of this evaluation determined that our disclosure controls and procedures, as well as our internal control over financial reporting, were effective as of June 30, 2019.

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

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
3.1	Articles of Incorporation (As amended May 7, 2019)		May 9, 2019 under Form 10-12G as Exhibit 3.1

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: October 17, 2019	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

