Form 10-Q
period 2019-09-30
PotNetwork Holdings, Inc.
filed 2019-11-18
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 14, 2019, there were 700,836,384 shares of common stock issued and outstanding.

POTNETWORK HOLDINGS, INC

BALANCE SHEET - Unaudited

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash/Bank Balances	$68,476	$584,426
Accounts Receivable
From Customers	$63,414	$119,274
From related parties		$-
From others	$500,000	$-
Total Accounts Receivable	$563,414	$119,274
Advances - Drop Shipper	$4,876,880	$4,289,928
Prepaid Expenses	$823,801	$220,902
Total Current assets	$6,332,571	$5,214,530
TOTAL ASSETS	$6,332,571	$5,214,530
Liabilities
Current Liabilities
Payables	$171,008	$469,821
Current portion of Notes Payable, convertible	$248,002	$306,150
Total Current Liabilities	$419,010	$775,971
Long-term Liabilities
Loan from 3rd Party with interest	$40,320	$38,400
Notes Payable	$4,728,906	$3,267,824
Total long-term liabilities	$4,769,226	$3,306,224
Total Liabilities	$5,188,236	$4,082,195
Stockholders' Equity
Common: Authorized 1,000,000,000 shares, $.00001 par value; and 700,836,384 Issued and outstanding as of September 30, 2019 and 569,364,762 shares issued and outstanding as of December 31, 2018	$3,565,065	$3,169,040
Preferred Stock Class A Authorized - 50,000 shares, $.00001 Par value; and 34,289 Issued and outstanding, as of September 30, 2019 and 39,839 issued and outstanding as of December 31, 2018	$400	$400
Retained Earnings	$(2,421,130)	$(2,037,105)
Total Stockholders' Equity	$1,144,335	$1,132,335
Total Liabilities & Equity	$6,332,571	$5,214,530

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

INCOME STATEMENT (Unaudited)

	3 months ended		9 months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Sales	$3,629,621	$5,923,161	$14,157,742	$17,967,189
Cost of goods sold	$2,181,802	$2,969,227	$8,557,686	$10,272,081
Gross profit	$1,447,819	$2,953,934	$5,600,056	$7,695,108

Operating expenses
Research and development	$-	$-	$-	$-
Sales & Marketing	$1,695,562	$2,551,862	$5,108,343	$6,615,125
General & Administrative Expenses	$172,461	$356,532	$627,756	$709,887
Total operating expenses	$1,868,023	$2,908,394	$5,736,099	$7,325,012

Financing expenses
Interest Exp	$84,764	$4,220	$247,982	$12,133
Total financing expenses	$84,764	$4,220	$247,982	$12,133

Total Expenses	$1,952,787	$2,912,614	$5,984,081	$7,337,145

Profit (Loss) before Income Tax	$(504,968)	$41,320	$(384,025)	$357,963
Provision for Income Tax	$-	$-	$-	$-
Net Profit (Loss)	$(504,968)	$41,320	$(384,025)	$357,963

Earnings per share	$(0.000721)	$0.000092	$(0.000548)	$0.000797
Basic and diluted	$(0.000721)	$0.000092	$(0.000548)	$0.000797

Basic and diluted weighted average common shares outstanding	700,836,384	448,921,254	700,836,384	448,921,254

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

CASH FLOW STATEMENT

	3 months ended		9 months ended
	30-Sep-19	30-Sep-18	30-Sep-19	30-Sep-18
Net Income (Loss)	$(504,968)	$41,320	$(384,025)	$357,963
Adjustments to reconcile net income (loss)
Accounts Receivable from customers	$43,847	$(19,879)	$55,860	$(119,274)
Accounts Receivable from others	$(500,000)	$395,331	$(500,000)	$(395,331)
Other Assets	$570,695	$(271,405)	$(1,189,851)	$(4,510,830)
Payable	$75,683	$(233,610)	$(356,961)	$(251,766)
Total Adjustments to reconcile net income (loss)	$190,225	$(129,563)	$(1,990,952)	$(5,277,201)
Net cash from the current year operations	$(314,743)	$(88,243)	$(2,374,977)	$(4,919,238)
Investing
Common Stock	$9,875	$-	$396,025	$2,444,714
Preferred A Stock		$0		$0
Net cash provided by investing activities	$9,875	$0	$396,025	$2,444,714
Financing
Third Party Loan	$640	$2,514	$1,920	$301,295
Notes Payable	$268,332	$-	$1,461,082	$1,837,200
Net cash provided by financing activities	$268,972	$2,514	$1,463,002	$2,138,495
Net change in cash and cash equivalents	$(35,896)	$(85,729)	$(515,950)	$(336,029)
Cash and cash equivalents, beginning of period	$104,372	$334,126	$584,426	$584,426
Cash and cash equivalents, end of period	$68,476	$248,397	$68,476	$248,397

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

STOCKHOLDERS' EQUITY

	Preferred	Preferred Share	Common		Surplus
	Shares	Capital	Shares	Amount	(Deficit)
Common Stock as on Dec. 31, 2016	0	$-	297,389,288	$88,573	$(53,935)
Triangular Merger	39,839				$53,935
Shares Issued - Restricted			309,322,614
Shares Issued - Free			121,000,000	$363,000
Shares Issued - Reserve			(157,791,417)
Net Profit (Loss)					$301,603
Balance as of Dec. 31, 2017	39,839	$400	569,920,485	$450,573	$(2,279,739)
Shares Issued			215,444,227	$2,718,467
Shares Cancelled			(216,000,000)
Net Profit (Loss)					$242,634
Balance as of Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)
Shares Issued			131,471,672	$396,025
Net Profit (Loss)					$(384,025)
Balance as of September 30, 2019	34,289	$400	700,706,621	$3,565,065	$(2,421,130)

The accompanying notes are an integral part of these financial statements.

Notes on accounts to the financial statements

for the nine months ended 30th September, 2019

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

In February 2018, the shares issued pursuant to the reorganization were cancelled, no other adjustments had been made.

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

The Company applies the five-step model of revenue recognition under ASC 606 to the sales orders in the e-commerce platform. The following describes the Company’s process per each step (1-5) of ASC606:

Step 1:	"Identify the contract with a customer".

A.	The company’s ecommerce website is making the offer to the customer.
B.	The customer chooses the product(s) and quantities of each.
C.	The customer enters its credit card information.
D.	The contract between the company and the customer is concluded when the authorization is taken vis-a-vis the merchant account which processes the credit card payment.

Step 2:	“Identify the performance obligations in the contract”.
The company ships the merchandise and subsequently records the customer payment

Step 3:	“Determine the transaction price”.
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

8

➢

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

o

Control and Subsidiary Accounts: The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each account receivable must be reconciled with the control account.

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

10

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

The components of the deferred tax assets and liabilities are as follows:

	30th Sep 2019	31st Dec 2018
Deferred tax assets:
Net operating loss carryovers	$2,421,130	$2,037,105
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	2,421,130	2,037,105
Valuation allowance	(2,421,130)	(2,037,105)
Net deferred tax asset	$-	$-

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

NOTE 8 - CAPITAL STOCK

•

Common Stock: Authorized 1,000,000,000 shares, $.00001 par value; and 700,836,384 issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned here below.

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

NOTE 9 – LOAN FROM THIRD PARTIES

			8%		8%		8%		8%
			Interest		Interest		Interest		Interest
	Loan		2018		2019 Q1		2019 Q2		2019 Q3
7/1/2016	$25,000	$28,000	$2,000	$30,000	$500	$30,500	$500	$31,000	$500	$31,500
7/1/2016	$7,000	$7,840	$560	$8,400	$140	$8,540	$140	$8,680	$140	$8,820
		$35,840	$2,560	$38,400	$640	$39,040	$640	$39,680	$640	$40,320

NOTE 10 – NOTES PAYABLE

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required.

There is no maturity date for this note.

The following table shows the amount of interest waived on annual basis through June 30, 2019:

Year	Interest Waived
2017	$7,318
2018	4,351
2019 (through 9/30)	7,155

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

	Quantity of Shares	Conversion Price	Amount Converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000

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

•	$1,125,000 was received on 2/17/2019

•	$77,794 is the accrued interest through 3/31/19

•	$84,144 is the accrued interest from 4/1/2019 to June 30, 2019
•	$84,144 is the accrued interest from 6/1/2019 to Sep 30, 2019

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

NOTE 12 – SUBSEQUENT EVENTS AFTER SEPTEMBER 30, 2019

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

Results of Operations

Results of Operations during the nine months ended September 30, 2019 as compared to the period ended September 30, 2018.

For the nine-month period ended September 30, 2019 and 2018 we had revenues of $14,157,742 and $17,967,189 respectively.

Our Gross Profit from the sale of all products for the nine-month period ended September 30, 2019 and September 30, 2018 was $5,600,056 and $7,695,108 respectively, or a decrease of 27.2%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Profit (Loss) for the nine-month period ended September 30, 2019 compared to September 30, 2018 decreased to a Loss of ($384,025) from a Net Profit of $357,963 respectively, attributable to the decrease in revenues.

Operating expenses for the nine-month period ended September 30, 2019 compared to September 30, 2018 decreased to $5,736,099 as compared to $7,325,012, a decrease of 21.7% attributable to a decrease in sales and marketing expense from $6,615,125 in the first nine months of 2018 to $5,108,343 during the same period in 2019.

Total expenses for the nine-month period ended September 30, 2019 were $5,984,081 with interest expense being $247,982 compared to $7,337,145 with interest expense of $12,133 for the comparable period of 2018.

Liquidity and Capital Resources

Assets increased from $5,214,530 at the Company’s fiscal year end of December 31, 2018 to $6,332,571 at September 30, 2019. The increase in the assets is attributable to an increase in accounts receivable and an increase in prepaid expenses, primarily an increase in advances paid to the drop shipper.

Liabilities increased from $4,082,195 as of December 31, 2018 to $5,188,236 as of September 30, 2019. The increase is mainly attributed to loans to the Company for its operating activities.

Cash Flow from Operating Activities

Net cash from operations for the nine-month period ended September 30, 2019 was ($2,374,977) as compared to ($4,919,238) for the same period in 2018.

Cash Flow from Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2019 was $396,025 as compared to $2,444,714 for the same period in 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2019 was $1,463,002 as compared to $2,138,495 for the same period in 2018.

Results of Operations during the three months ended September 30, 2019 as compared to the period ended September 30, 2018.

For the three-month period ended September 30, 2019 and September 30, 2018, we generated revenues of $3,629,621 and $5,923,161, respectively, a 38.7% decrease year over year.

Our Gross Profit from the sale of all products for the three-month period ended September 30, 2019 and September 30, 2018 was $1,447,819, and $2,953,934 respectively, or a decrease of 51%. Sales and marketing expenses decreased from $2,551,862 for the three-month period ended September 30, 2018 to $1,695,562 for the three-month period ended September 30, 2019, a decrease of 33.6%, and overall total operating expenses decreased for the same period from $2,908,394 to $1,868,023, a decrease of 35.8%. Our Net Profit (Loss) for the three-month period ended September 30, 2019 and September 30, 2018 decreased from a Net Profit of $41,320 in 2018 to a Loss of ($504,968) in 2019 respectively, attributable primarily to a decrease in total revenues.

Liquidity and Capital Resources

As of September 30, 2019, we had $6,332,571 in total assets including cash and cash equivalents of $68,476 and $563,414 in accounts receivable and $5,700,681 in prepaid advances including $4,876,880 prepaid to our drop shipper and $823,801 in other advances, as compared to $5,214,530 in total assets on December 31, 2018 including cash and cash equivalents of $584,426 and $4,289,928 in prepaid advances to our drop shipper and $220,902 in other advances. The increase in assets from December 31, 2018 to September 30, 2019 is 33.4%.

As of September 30, 2019, we had total liabilities of $5,188,236 consisting of accounts payable of $171,008, notes payable of $4,976,908 and an amount due a third party of $40,320. As of December 31, 2018, we had total liabilities of $4,082,195 including accounts payable of $469,821 and notes payable of $3,573,974 and an amount due a third party of $38,400, an overall year over year increase of 27.1%.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended September 30, 2019 was ($314,743) as compared to ($88,243) for the same period in 2018.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended September 30, 2019 was $9,875 as compared to $0 for the same period in 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended September 30, 2019 was $268,972 as compared to $2,514 for the same period in 2018.

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

Effective of Disclosure Controls and Procedures

Management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The results of this evaluation determined that our disclosure controls and procedures, as well as our internal control over financial reporting, were effective as of September 30, 2019.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

After the quarter end the Company and its subsidiaries First Capital Venture Co. and Diamond CBD, Inc. were served with a lawsuit by a customer claiming to have purchased CBD products from Diamond CBD and that the amount of CBD contained in the products was less than the amount represented on the label of those products. The Company has a filed a motion to dismiss the lawsuit and believes that it is without merit. The lawsuit seeks to be certified as a class action, which request the Company also believes is without merit. The lawsuit was filed in the US Federal District Court for the Southern District of Florida. Potter v. PotNetwork Holdings Inc., et al. Case No. 19-cv-24017-RNS.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

