Form 10-K
period 2019-12-31
PotNetwork Holdings, Inc.
filed 2020-07-23
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission ﬁle number: 000-55969

POTNETWORK HOLDINGS, INC.

(Exact name of registrant as speciﬁed in its charter)

Colorado	46-5470832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)

3531 Griffin Road, Fort Lauderdale, FL	33312
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code 800-433-0127

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter. $8,551,371.

As of July 20, 2020, there were 751,836,384 shares of common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

●	Competition from other similar companies;
●	Regulatory limitations on the products we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	Challenges with new products, services and markets; and
●	Fluctuations in the credit markets and demand for credit.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

The following description of the business of PotNetwork Holdings Inc. should be read in conjunction with the information included elsewhere in this Report. Unless the context indicates otherwise, references to the words “we,” “us,” “our,” “POTN,” and the “Company” in this Report refer to PotNetwork Holdings, Inc.

ITEM 1. BUSINESS

Our Corporate History and Background

The Company’s primary business is conducted through its subsidiary, First Capital Venture Co., whose subsidiary, Diamond CBD, Inc. (“Diamond CBD”) is engaged in the development and sales of hemp-derived CBD oil containing products. Generically, products containing hemp-derived CBD are sold as dietary supplements.

Hemp-derived CBD is distinguishable from CBD derived from marijuana. Hemp-derived CBD contains not more than 0.3 percent of THC, while marijuana contains in excess of this amount. Marijuana is regulated under the Controlled Substances Act. We do not believe that our hemp-derived CBD products are regulated under the Controlled Substances Act, but under the Agricultural Act of 2018, known as the “Farm Bill”.

The Company maintains that all products produced and marketed by it, are in compliance with the Farm Bill and all other federal and state law and regulation.

Diamond CBD’s products are marketed under 15 brand names, including “Diamond CBD”, “Chill”, “Relax”, “MediPets” and the premium “Meds BioTech” label, as well as many others. In total, Diamond CBD offers more than 800 products in variations by flavor, concentration and size that are sold over a nationwide distribution network exceeding 550 distributors and resellers that sell to thousands of brick-and-mortar retailers and online merchants. The overall product line, because of its size, is constantly in flux as new products are added and products are culled based on several factors including, but not limited to, consumer acceptance, inventory levels, and replacement as the result of incremental improvement.

Diamond CBD also offers for sale a majority of its products direct to consumers via its website at http://www.diamondcbd.com.

Corporate History

PotNetwork Holdings, Inc., (the “Company” or the “Registrant”) was originally incorporated in Nevada in 1996 as H P Capital Corp. The Company redomiciled in Wyoming in 2004 and changed its name to My Medical CD, Ltd. From May 2016 to March 2017, the Company was known as SND Auto Group, Inc. On March 3, 2017, the Company redomiciled in Colorado, and changed its name to PotNetwork Holdings, Inc.

On January 30, 2017, the Company acquired via reverse triangular merger 100% of the ownership interest of the privately-held First Capital Venture Co., a Florida corporation. First Capital Venture Co. is the owner of Diamond CBD, Inc. selling numerous CBD Oil products at both wholesale and retail. Pursuant to the Share Exchange and Reorganization Agreement, the First Capital Venture Co. shareholders exchanged their shares which they held in First Capital Venture Holdings Co. for an aggregate total of 50,000 Class A preferred shares of the Company, wherein the shareholders would own 100% of this class of stock of the Company (the “Class A Preferred Shareholders”), which in the aggregate conferred voting control of the Company. First Capital Venture Co. became a wholly-owned subsidiary of the Company as result of the transaction.

Pursuant to a Stock Purchase Agreement dated June 8, 2017, the Company acquired all the capital stock of PotNetwork Media Group, Inc., a Nevada corporation (“PMG”), in exchange for 3,000,000 shares of the Company’s common stock issued to the shareholders of PMG, and the cancellation of a $50,000 promissory note between the Company and PMG. As a result, PMG became a wholly-owned subsidiary of the Company. PMG is the owner of the website www.potnetwork.com. Potnetwork.com is an informational website on the overall cannabis industry and does not market any products. PMG is also the publisher of a magazine titled “PotNetwork.”

The Company has two (2) wholly-owned subsidiaries:

•	First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, Diamond CBD, Inc., a Delaware corporation

•	PotNetwork Media Group, Inc., a Nevada corporation, operator of the website, PotNetwork.com.

Existing Products

The Company’s primary business is conducted through its subsidiary, First Capital Venture Co., whose subsidiary, Diamond CBD, Inc. (“Diamond CBD”) is engaged in the development and sales of hemp-derived CBD oil containing products. Generically, products containing hemp-derived CBD are sold as dietary supplements.

Hemp-derived CBD is distinguishable from CBD derived from marijuana. Hemp-derived CBD contains not more than 0.3 percent of THC, while marijuana contains in excess of this amount. Marijuana is regulated under the Controlled Substances Act. We do not believe that our hemp-derived CBD products are regulated under the Controlled Substances Act, but under the Agricultural Act of 2018, known as the “Farm Bill”.

The 2018 Farm Bill allows for the interstate sale and transfer of hemp-derived products for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. The Farm Bill ensures that any cannabinoid—components of CBD —that is derived from hemp will be legal, if that hemp is produced in a manner consistent with the Farm Bill, associated federal regulations, associated state regulations, and by a licensed grower as defined in the Farm Bill.

The Company believes that all products produced and marketed by it, are in compliance with the Farm Bill and all other federal and state law and regulation.

Diamond CBD’s products are marketed under 15 brand names, including “Diamond CBD”, “Chill”, “Relax”, “MediPets” and the premium “Meds BioTech” label, as well as many others. In total, Diamond CBD offers over 800 products in variations by flavor, concentration and size that are sold over a nationwide distribution network exceeding 550 distributors and resellers that sell to thousands of brick-and-mortar retailers and online merchants. The overall product line, because of its size, is constantly in flux as new products are added and products are culled based on several factors including, but not limited to, consumer acceptance, inventory levels, and replacement as the result of incremental improvement.

While most of Diamond CBD’s products are geared to human health and wellness, its “MediPets” product line is a 100% natural and organic cannabinoid oil-based health and wellness solution for dogs and cats. Along with the company’s Pet CBD food for small, medium, large dogs and cats, these products offer pet owners a new way to support their pet’s mood and wellness in a non-invasive, non-toxic way. The global pet care industry is expected to reach $110 billion in 2017, according to Euromonitor Research (The State Of Global Pet Care: Trends And Growth Opportunities, September 2017). Technavio, a leading market research firm, recently analyzed the global pet care industry and forecasted a CAGR of 5% between 2016-2020 (Global Pet Dietary Supplements Market 2018-2022, March 2018). According to that report, rising pet ownership combined with increased consumer spending on premium natural and organic pet care products are fundamental factors driving that growth.

Diamond CBD also offers for sale a majority of its products direct to consumers via its website at http://www.diamondcbd.com/.

Diamond DBD’s products are grouped in the following categories:

•	Flavored and unflavored CBD oils in varying concentrations
•	Vaping pens and additives
•	Edibles such as chewable “gummies”, crumble “dabs”, and other edible forms
•	Beverage energy/relaxation “shots”
•	CBD topical application creams in varying concentrations (including the premium “Meds BioTech” brand)
•	Pet (dog and cat) wellness products in various dosages and delivery formats (the “MediPets” brand)
•	Hemp Toke Hemp Cigarettes
•	CBD bath bombs

Consumer markets served by Diamond CBD are extensive. In terms of geography, the products are sold wherever legal and the Company stipulates to its distribution channels that the products may only be sold to end-user persons eighteen years of age or older (See Item 1A “Risk Factors” for a further explanation of the laws regarding the sale of hemp-derived CBD products). Initially, the Company focused distribution on market segments receptive to hemp-derived CBD products, such as vape shops, smoke shops and various countercultural focused retail outlets. Distribution was greatly expanded throughout 2017 and 2018 as the result of investment in new products and channel marketing (e.g., product catalogues and sell sheets, trade show and conference attendance, channel specific sales force), resulting in a vast broadening of distribution footprint and accelerated market growth, market penetration and revenue generation. For example, with the addition of specialized product lines, such as Meds BioTech and MediPets, the Company has been able to enter into new market segments such as vitamin/supplement shops, fitness centers, wellness practitioners of various disciplines, pet supply stores, and veterinary channels.

The strategic intent of the marketing plan in 2017 and 2018, has been to create a defendable “marketing wall” around distribution channels and retail outlets to minimize competition exposure. The Company has expended more than $11,000,000 in sales and marketing in 2017 and in 2018 combined. In parallel with distribution strategies, the Company has embraced various cause-related marketing initiatives in association with non-profit entities in order to position itself as socially conscious. Diamond CBD is engaged in select target market consumer awareness and brand preference campaigns, and is launching in 2019, two new national sales programs, one to educate and sell its products to consumers in shopping malls, and one to sell its products directly to brick-and-mortar resellers in metro markets in Florida via a fleet of mobile sales vans stocked with displays and product for immediate placement.

Product Formulation and Production

Diamond CBD uses its commercial suppliers and contract manufacturers for its product research and development, formulation, quality testing, production and packaging. These suppliers and manufacturers hold, as required, the necessary regulatory and other licenses/permits specific to each one’s activity. Diamond CBD outsources fulfillment as well. The Company has adopted a drop shipment fulfillment model that allows the third-party supplier to ship the merchandise directly to each customer. Therefore, the Company does not hold any inventory. Any and all raw materials constituting active ingredients in its products are routinely tested by a third-party laboratory for purity and consistency of active ingredient concentrations. The Company owns its own propriety formulas for all its products, which it regards as trade secrets (the Company does not own any patents nor has any pending), and continuously is engaged in both new product development and product incremental improvement with its suppliers. New product development and incremental improvement costs are absorbed by each respective supplier as part of their overhead in providing services to the Company.

Sales Channels

In addition to selling its products directly to consumers from its website, Diamond CBD, and indirectly the Company, depends upon its network of distributors and resellers to represent its product in various markets. The Company has over 500 distributors across the U.S. that distribute to thousands of points of retail distribution. No single distributor represents more than 10% of the Company’s aggregate sales volume. The Company is continuously evaluating the performance of its distributors and sales channels and periodically restructures or updates its agreements and methods of distribution.

The Markets for Our Products

Market research firm, Brightfield Group, estimates that the CBD oil industry is growing at a rate of 55% year over year and projects that the U.S. domestic market for CBD oil products will total a minimum of $1 billion by 2020 (Forbes, August 23, 2017).

The growth of the market shows that hemp-derived CBD products are becoming “mainstream” as consumers increasingly perceive them as providing wellness benefits.

Competition

Currently, in the United States, there are no businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Competition, outside those companies that provide over 0.3 percent THC containing CBD in states where that is allowed under state law, is limited to numerous brands with geocentric distribution footprints. Overall, there are no major pharmaceutical manufacturing companies marketing general purpose CBD products into the overall CBD market at this time, although the Company is expecting such an entry in the future. Competition also includes many small regional marketers/packagers of CBD oil containing products that have limited distribution and economic resources.

Employees

The Company has 13 full-time employees.

Patents and Trademarks

The Company holds trademark, “PotNetwork”, under U.S. registration number 86860539, registered on January 31, 2017, and expiring on January 31, 2027. It is used by the Company in its own branding and that of its website, PotNetwork.com.

The Company holds no patents, nor at this time, has any patent pending.

Government Regulation

I. The Company’s CBD Products Are Not Subject to the Controlled Substances Act

The Agriculture Improvement Act of 2018 (“AIA” or “the Act”) exempted hemp-derived cannabidiol products (“hemp-derived CBD products”) from the federal Controlled Substances Act (“CSA”). Specifically, the AIA, also known as the Farm Bill of 2018, established a legal definition of “hemp”: the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol [∆-9 THC] concentration of not more than 0.3 percent on a dry weight basis.

The Act amends the CSA to exclude “hemp” from the definition of “marihuana.” It also amended the CSA to exclude THC found in “hemp” from the “tetrahydrocannabinols” listed in Schedule I. Therefore, hemp-derived CBD products that contain less than less than 0.3% of 9∆-THC, such as those marketed by PotNetwork, are not controlled substances under the CSA. These amendments to the CSA took immediate effect on December 20, 2018.

By way of background, the CSA establishes five “schedules” into which a substance with abuse potential may be classified. Substances that fall under any one of the five schedules are subject to various requirements and restrictions enforced by the U.S. Drug Enforcement Administration (“DEA”). The most restrictive is Schedule I, which is reserved for those substances having a high potential for abuse that do not have a currently accepted medical use, and that lack accepted safety for use under medical supervision.

Marijuana has long been classified under Schedule I. Previously, DEA took the position that CBD met the expansive definition of “marijuana”, which made it subject to Schedule I as well. Specifically, DEA created a code number in Schedule I for “marihuana extract,” defined as “an extract containing one or more cannabinoids that has been derived from any plant of the genus Cannabis, other than the separated resin (whether crude or purified) obtained from the plant.” DEA made clear that the agency considered CBD to fall within the definition of “marihuana extract” (and to therefore be a Schedule I substance) if the CBD came from the part of the cannabis plant that is included within the definition of “marijuana.”

The passage of the AIA confirms that hemp-derived CBD products are now excluded from the CSA. As noted above, the AIA amended the definition of “marihuana” as follows:

(A) Subject to subparagraph (B), the term ‘marihuana’ means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds to resin.

(B) The term ‘marihuana’ does not include—

(i) hemp, as defined in section 297A of the Agricultural Marketing Act of 1946.

II. Limits of the AIA

Although the AIA removed “hemp” from the CSA, the Act has limitations.

a. Products containing more than 0.3% of 9∆-THC still subject to the CSA.

Notably, the AIA’s exclusion of “hemp” from the CSA definition of “marihuana” is limited to those parts, derivatives, or extracts of the plant containing less than 0.3% of 9∆-THC. Parts, derivatives, and extracts containing levels of 9∆-THC greater than 0.3% meet the definition of marihuana and are subject to the CSA. Consequently, manufacturers and distributors of CBD products must be prudent with respect to verifying the levels of 9∆-THC in products.

b. Hemp production and cultivation restrictions

The AIA requires the establishment of a shared Federal-state program to regulate the cultivation and production of hemp. The USDA is actively engaged in rulemaking efforts to implement these requirements and state laws are evolving in response. Our Company is not involved in the cultivation or production of hemp; however, we recognize that new rules will impact the industry as a whole and we are closely monitoring the USDA’s rulemaking efforts.

c. Hemp-derived CBD remains subject to FDA regulatory authority

Further, The Federal Food, Drug and Cosmetic Act (“FDCA”) and the AIA authorize the FDA to regulate the marketing and distribution of hemp products in interstate commerce that are intended for consumption, including topical use. Pursuant to its jurisdiction, FDA may regulate hemp as a feed, food, dietary supplement, cosmetic or drug depending on the intended use of the hemp and whether the hemp is otherwise a permissible ingredient for a particular intended use. The AIA expressly preserves the FDA’s authority over “hemp” that is intended to be used as a drug, device, cosmetic, food (including animal food), dietary supplement, or tobacco product.

Generally, hemp-derived CBD products that are intended for ingestion and intended to support the normal function/structure of the body or added as an ingredient in food, may be considered a dietary supplement or conventional food under the FDCA. However, FDA has taken the position through advisory Warning Letters to multiple companies that CBD products are precluded from being marketed as dietary supplements or as food because CBD is subject to statutory exclusions designed to protect the integrity of the drug approval process.

Specifically, the statutory definition of a “dietary supplement” excludes an “article” that has been approved as a drug under section 505 of the FDCA. The term “dietary supplement” also excludes “an article” if (1) it has been authorized for investigation as a new drug; (2) substantial clinical investigations have been instituted on the article and their existence made public; and (3) it was not marketed as a food or dietary supplement prior to being authorized for investigation as a new drug. For purposes of this exclusion, the FDA has interpreted “authorized for investigation as a new drug” to mean that an Investigational New Drug application (“IND”) has been submitted for the active ingredient or active moiety.

FDA has taken the position that hemp-derived CBD cannot be marketed as dietary supplement because a CBD isolate has been approved as a drug, Epidiolex, and prior to approval, was subject to substantial clinical investigations under an IND. Further, FDA has stated that it has not been provided with the evidence needed to overcome this exclusion. The FDA asserts this same position with regard to products marketed as food under a separate, but identical, statutory provision applicable to “food” broadly. As such, FDA takes the position that hemp-derived CBD products intended for ingestion may be adulterated.

That being said, FDA has yet to take enforcement action against CBD products and has initiated a regulatory process to determine whether there is a regulatory pathway to permit the marketing of these products. Indeed, FDA in recognizing the significant increase in hemp-derived CBD products on the market, the Agency held a public meeting on May 31, 2019, requesting scientific information and data regarding the safety, manufacturing, product quality, marketing, labeling, and sale of products containing hemp-derived CBD. It further requested that comments be filed with the agency by July 2, 2019. This meeting and request for comments signaled FDA’s intent to consider various regulatory options for CBD products, including but not limited to (1) requiring companies to seek approval to market such product; (2) issuing regulations setting forth the conditions which such products may be marketed in food and dietary supplements; or (3) prohibiting the use of hemp-derived CBD in foods and dietary supplements. With that said, there is significant regulatory uncertainty around this category which makes it difficult to predict the likely outcome of this process FDA has initiated.

d. Hemp-derived CBD products are subject to regulation on the state level.

Although the AIA provided clarity regarding the status of hemp-derived CBD under the federal CSA, the AIA did not address the myriad of state laws and regulations governing such products. For example, hemp-derived CBD still meets the definition of a controlled substance under certain laws.

FDA Warning Letter

PotNetwork Holdings received a Warning Letter from the U.S. Food and Drug Administration on March 28, 2019 related to the marketing of CBD products by Diamond CBD, a subsidiary of the Company.

First, FDA alleged that some claims made by Diamond CBD on its website established that the products were unapproved new drugs. Specifically, FDA stated that the claims suggested that the products were intended to cure, mitigate, treat, or prevent disease, the definition of a drug under section 201(g)(1)(B) of the FDCA. These claims included references to clinical studies on CBD demonstrating health benefits for patients with certain diseases, including Alzheimer’s and diabetes. Based on these claims, the FDA considered the products to be unapproved new drugs in violation of the FDCA.

Next, FDA alleged that the products cannot lawfully be marketed as a dietary supplement because the Agency has concluded that CBD is excluded from the definition of a dietary supplement. Specifically, the section 201(ff)(3)(B)(i) and (ii) of the FDCA excludes from the definition of “dietary supplement” articles that are active ingredients in drugs or for which substantial investigations as a drug have commenced if the substances were not marketed as food or dietary supplements prior to the approval of the drug or commencement of the investigation. CBD isolate is the active ingredient in the approved drug, Epidiolex, and substantial clinical investigations have been conducted under IND. FDA has taken the position that there is no evidence that CBD was marketed as a food and dietary supplement prior to the approval or investigation of these drugs and, therefore, the hemp-derived CBD products do not meet the definition of a dietary supplement. Consequently, such products may violate the FDCA.

Finally, 301(ll) of the FDCA prohibits food from containing an approved drug or drug for which substantial clinical investigations have been instituted unless such drug was marketed as food prior to the approval of the drug or institution of the clinical investigation. As discussed, FDA has taken the position that there is no evidence that CBD was not marketed as food prior to substantial clinical investigations on CBD conducted under IND were made public. The Warning Letter states that the Diamond CBD products containing a Nutrition Facts panel are not appropriately marketed because the presence of CBD excludes the product from being marketed as a food. Consequently, such products may violate the FDCA.

PotNetwork has taken significant steps to respond to FDA concerns enumerated in the March 28, 2019 Warning Letter. Diamond CBD has removed all claims from the website that are referenced in the Warning Letter has suggesting that the hemp-derived CBD products are intended to be used as a drug. PotNetwork also retained Venable LLP to serve as regulatory counsel. At counsel’s instruction, Diamond CBD has also acted swiftly and removed other claims in an effort to ensure compliance with the FDCA and be responsive to FDA’s concerns.

Additionally, counsel provided a written response to the Warning Letter on April 30, 2019 identifying the changes implemented by Diamond CBD and responding to the allegations related to CBD prohibition in a dietary supplement. As of date of this filing, PotNetwork has not received a response from the Agency. Nor has it been the subject of any other enforcement action.

Importantly, the Warning Letter did not state or imply any consumer or other complaint relating to any of Company’s products in terms of their purity, quality, or safety.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1st.

We cannot predict if investors will find our common stock less attractive to the extent, we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Our business and results of operations could be seriously harmed by any of the following risks described herein or as may arise during the course of business.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our hemp-derived CBD products are not intended to be drugs. Accordingly, we have not been required to obtain FDA approval for our existing hemp-derived CBD products. Moreover, the regulatory status of hemp-derived CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek FDA’s approval to market food and dietary supplements containing hemp-derived CBD. It is also possible that FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because FDA’s regulatory process is in its infancy, we cannot predict the likely outcome. In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising is truthful, substantiated and non-misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

As disclosed herein, our Company received a Warning Letter from the FDA and the FTC regarding the advertising and labeling claims for our products. FDA also takes the position that certain ingestible products containing CBD may only be marketed if approved as a “drug.” Although we dispute the issues identified by FDA and FTC, we have adjusted the advertising and labeling claims raised in the letter to be in material compliance with the FDCA and the FTC Act.

Despite our corrective actions in response to the Warning Letter, as a Company regulated by the FDA and the FTC, we may be subject to enforcement actions by either agency. Enforcement actions by FDA may include a seizure of our products, an injunction issued by a federal court preventing us from selling our products, civil monetary penalties, or, in egregious circumstances, criminal prosecution. The potential enforcement actions that may be taken by the FTC include an injunction in a Federal District Court, an Administrative Cease and Desist Order, or civil monetary penalties. Finally, it is possible that FDA may decide to prohibit the use of hemp-derived CBD in foods and/or dietary supplements.  Similar action could likewise occur through state proceedings.

We have a limited operating history and operate in a new industry, and we may not succeed.

The consumer products business is a highly competitive and risky business, and such competition from companies much bigger than us could adversely affect our operating results.

We compete with many national, regional and local businesses. We could experience increased competition from existing or new companies in our channel, which could create increasing pressures to grow ours. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of channel share, which would have an adverse effect on our operating results. Other factors that could affect our business are:

•	Consumer tastes
•	National, regional or local economic conditions
•	Disposable purchasing power
•	Demographic trends; and
•	The price of special ingredients that are utilized for our products and other price fluctuation in costs to manufacture our products.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain hemp-derived CBD oil. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

We do not have long-term contracts with many of our suppliers, and as a result they could seek to increase prices or fail to deliver.

We typically do not rely on written contracts or long-term arrangements with our suppliers. Although we have not experienced significant problems with our suppliers, our suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. The occurrence of any of the foregoing could have a material adverse effect on our operating results.

Any prolonged disruption in the operations of any of our packaging facilities could harm our business.

Any prolonged disruption in the operations of any facilities that perform our packaging, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could result in increased costs and reduced revenues and our profitability and business results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our ability to successfully grow our brand depends on our ability to attract and retain professionals with talent, integrity, enthusiasm and loyalty to our corporate team. If we are unable to attract or retain key personnel, our profitability and growth potential could be harmed.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand and branded products as well as on our proprietary processes and believe that they are very important to our business. We rely on a combination of trademarks, copyrights, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered, or will register, certain trademarks in the United States and may elsewhere, but may face difficulty with the U.S. Patent and Trademark Office because of the nature of the products. We may not be able to adequately protect our trademarks and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and business results regardless of whether we are able to successfully enforce our rights.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control, which could adversely affect our ability to satisfy our debt obligations as they become due.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include:

•	Variations in the timing and volume of our sales
•	The timing of expenditures in anticipation of future sales
•	Sales promotions by us and our competitors
•	Changes in competitive and economic conditions generally
•	Foreign currency exposure

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. The Company’s operating results may vary. We may incur net losses. The Company expects to experience variability in its revenues and net profit. While we intend to implement our business plan to the fullest extent we can, we may experience net losses. Factors expected to contribute to this variability include, among other things:

•	The general economy
•	The regulatory environment pertaining to our products
•	Climate, seasonality and environmental factors
•	Consumer demand
•	Transportation costs
•	Competition in products

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

We may require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

•	Cash provided by operating activities
•	Available cash and cash investments
•	Capital raised through debt and equity offerings

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our stock price has been extremely volatile, and our common stock is not listed on a national stock exchange; as a result, stockholders may not be able to resell their shares at or above the price paid for them.

The market price of our common stock has been historically volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors. Further, our common stock is not listed on a national stock exchange; we intend to list the common stock on a national stock exchange once we meet the entry criteria. An active public market for our common stock currently exists on the OTC Markets (www.otcmarkets.com), but may not be sustained. Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.

Among the factors that could affect our stock price are:

•	Industry trends and the business situation of our suppliers
•	Actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors
•	Failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results
•	Announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors
•	Regulatory and legislative developments
•	Litigation and other legal or administrative issues
•	General market conditions
•	Other domestic and international macroeconomic factors unrelated to our performance
•	Changes in key personnel

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time, or a substantial portion of our total outstanding shares of preferred stock may be converted to common stock and sold into the market at any time. Some of these shares are owned by the management of the Company, and we believe that such holders have no current intention to either convert their preferred stock into common stock or to sell a significant number of shares of their common stock into the market. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to drop significantly, even if our business is performing well.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

The success of our new and existing products and services is uncertain.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product enhancements and new products. We cannot assure you that we will achieve market acceptance for all of our products, or of new products that we may offer in the future. Moreover, these new products may be subject to significant competition with offerings by new and existing competitors. In addition, new products and enhancements may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products or enhancements could seriously harm our business, financial condition and results of operations.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products by consumers. Although we believe that our products in the United States are gaining increasing consumer acceptance, we cannot predict that this trend will continue in the future.

As we expand our operations, we may be unable to successfully manage our future growth.

Since inception, our business has grown. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue expanding our operations in the United States and in other countries where we believe our products will be successful, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity, particularly since we do not currently have director and officer (“D&O”) insurance. Our lack of insurance may also make it difficult for us to retain and attract talented and skilled directors and officers. While we intend to apply for D&O insurance, we cannot guarantee that such application will be accepted.

Despite our significant efforts in product quality control, we face risks of litigation from customers and others in the ordinary course of business, which may divert our financial and management resources. Any adverse litigation or publicity may negatively impact our financial condition and results of operations.

Claims of illness or injury relating to product quality or handling are common in the consumer products industry. While we believe our processes and high standards of quality control will minimize these instances, there is always a risk of occurrence, and so despite our best efforts to regulate quality control, litigation may occur. In that event, our financial condition, operating results and cash flows could be harmed.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have no directors and officers liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. While we intend to attempt to obtain such insurance, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Colorado law nor our articles of incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Colorado law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to sell our products to new customers. Our future operating results will depend upon many other factors, including:

•	The level of product and price competition,
•	Our success in expanding our distribution network and managing our growth,
•	Our ability to develop and market product enhancements and new products,
•	The timing of product enhancements, activities of and acquisitions by competitors,
•	The ability to hire additional qualified employees, and
•	The timing of such hiring and our ability to control costs.

Our current Board of Directors consists of only two individuals

Gary Blum and Kevin Hagen are our members of the Board of Directors.

We only have one outside Director which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists of only two directors, only one of whom is an outside or independent director. The lack of independent directors may prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence. For example, an independent board can serve as a check on management, which can limit management taking unnecessary risks. Furthermore, the lack of independent directors creates the potential for conflicts between management and the diligent independent decision-making process of the Board. Furthermore, our lack of outside directors deprives our company of the benefits of various viewpoints and experience when confronting the challenges we face. With only a single independent director sitting on the Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Requirements associated with being a reporting public company require significant company resources and management attention.

We have filed a Form 10 registration statement with the U.S. Securities and Exchange Commission (“SEC”). Since the Form 10 became effective, we have been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for the Company and will require the time and attention of management and may require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

Our preferred shareholders have voting control.

The holders of our Series A Preferred Stock have voting control over the Company. As a result, they have the ability to control substantially all matters submitted to our stockholders for approval including:

•	Election of our board of directors;
•	Removal of any of our directors;
•	Amendment of our articles of incorporation or bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, each share of Class A preferred stock is convertible into 0.01% of the total number of shares of Common Stock outstanding at the Conversion Time. On any matter presented to the shareholders of the Corporation for their action or consideration at any meeting of shareholders of the Corporation (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining shareholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Based on the preceding and upon a total quantity of issued and outstanding shares of common stock as of July 20, 2020 of 751,836,384, each share of Class A preferred stock is convertible into 75,184 shares of common stock. As a result, if each of the two Class A preferred shareholders listed were able to convert 100% of each’s Class A preferred stock, Kevin Hagen, who holds 20,742 Class A preferred shares, would receive 1,559,466,528 shares of common stock; and Elinor Taieb, who holds 13,547 Class A preferred shares, would receive 1,018,517,648 shares of common stock.

Our preferred stock may have rights senior to those of our common stock which could adversely affect holders of common stock.

Our articles of incorporation give our Board of Directors the authority to issue additional series of preferred stock without a vote or action by our stockholders. The Board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements, although some of these exemptions are available to us as a smaller reporting company (i.e. a company with less than $75 million of its voting equity held by affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation, as amended on February 5, 2020, authorize 1,500,000,000 shares of common stock, of which 751,836,384 are outstanding on July 20, 2020; 50,000 shares of series A preferred stock, of which 34,289 are outstanding on July 10, 2020. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

We are unable to predict the impact of COVID-19 on our company.

The overall effect of the travel and other restrictions in place to stop the spread of COVID-19 is having a significant impact on the overall economy and a  particular effect on retail sales and discretionary spending. A portion of our business plan is related to the distribution of products to retail stores for sale and this could impact our ability to execute on this portion of our business. Additionally, our business plan requires us to raise additional funds which may be more difficult because of the COVID-19 pandemic’s effect on capital markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company uses offices provided by its CEO and incurs no charge.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings, each of which is specific to each plaintiff suing the Company based upon the convertibility of a promissory note. In each case the Company is contesting the validity of the request for conversion of shares pursuant to each such note (each referred to as a “Note”). The following are the case references to each case filed by each of the plaintiffs (collectively, the “Plaintiffs”):

•	Mammoth West Corporation v PotNetwork Holdings Inc., Case No. 17 CH 778, 19th Circuit Court of Lake County, IL. Filed May 26, 2017.

•	Southridge Partners II Limited Partnership vs. SND Auto Group, Inc., Case No. 3:17-cv-01925 US District Court for the District of Connecticut, filed January 5, 2018.

•	J. P. Carey Limited Partners, L.P. v. PotNetwork Holdings, Inc., Case No.3:18-CV-00873-WWE, US District Court for the District of Connecticut, filed May 24, 2018.

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

The original two Plaintiffs had invested in 2016 in an automotive company and not in the subsequent business of the post reorganization company. As of December 31, 2017, SND Auto Company Inc., not the post reorganization Company, owed Mammoth West Corporation $7,280 and Southridge Partners II Limited Partnership $26,000, on each of the Notes, which obligations have never been disputed by SND Auto Company Inc. The Company has maintained that these Notes were not debts of the post reorganization Company, and the holding Company reorganization was undertaken in order to isolate said debt from the new business of the post reorganization public Company, its subsidiary, SND Auto Company Inc., being a separate and distinct legal entity. However, on February 7, 2018, the Company and its predecessor issuer, SND Auto Company Inc., unwound the March 14, 2017 holding company reorganization for reasons unrelated to the disputed obligations of the Notes. As a consequence of that unwinding, the Company, the public entity, may have become liable for these SND Auto Group, Inc. Notes, but in the Company’s opinion, such liability only became effective as of the February 7, 2018, the date of the rewinding, not prior. At this point, each dispute between the Company and each Plaintiff has now focused on the specific conversion price to be allowed by the Company in any conversion. On March 28, 2017 and on April 24, 2017, each of the original Plaintiffs respectively issued a conversion notice not to SND Auto Group, Inc., each Note’s maker, but to the post reorganization Company, for shares of its common stock. The terms of each Note entitle the plaintiff to payment in cash or in shares of the maker (SND Auto Group, Inc.), at a discount of 65% of the lowest trading price of the preceding 30 trading days from the date of each conversion notice. Each Plaintiff has sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. It is the Company’s position that it is not obligated for each Note until the date of the unwinding of the reorganization, February 7, 2018, a time when the Company’s publicly traded stock price was considerably higher than the price pre-reorganization which the Plaintiffs are attempting to use in each of their conversions.

The relief sought by each Plaintiff in each case is as follows:

•

Mammoth West Corporation: Issuance of the shares per each of its conversion notices per the original terms of its Note, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

•

Southridge Partners II Limited Partnership: Damages of at least $743,150, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

•

J. P. Carey Limited Partners, L.P.; Damages of at least $573,890, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

The Company has been and continues to vigorously defend itself against each claim.

Potter v. Potnetwork Holdings, Inc., Diamond CBD, Inc., and First Capital Venture Co., CASE NO.: 19-24017-CV-SCOLA, US District Court for the Southern District of Florida.

Plaintiff Potter has alleged that she purchased certain products from Diamond CBD that contained levels of CBD that were less than the amount stated on the packaging. Potter is seeking class action status. The Company has filed a motion to dismiss that was granted in part and denied in part. The litigation is continuing and is in the discovery stage. There is no estimate of potential damages at this time.

A mediation is schedule for July 14, 2020. The Company continues to vigorously defend against the action.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink Sheets Market, an alternative trading system, under the symbol POTN. For the periods indicated, the following table sets forth the high and low closing prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending December 31, 2018:	$	$
First Quarter	.0957	.1199
Second Quarter	.413	.194
Third Quarter	.3912	.2206
Fourth Quarter	.2761	.0836
Year Ending December 31, 2019:
First Quarter	.1750	.0980
Second Quarter	.1650	.0577
Third Quarter	.1049	$.0375
Fourth Quarter	.052	.023

As of July 10, 2020 we had 2,289 shareholders of record of our common stock.

Dividends. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans. We do not have any equity compensation plans.

Penny Stock Considerations

Our shares are considered “penny stocks,” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value, and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to supply this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

For the year ended December 31, 2019 and 2018, we had revenues of $15,060,840 and $25,583,761 respectively. This represents a decrease in revenue of $(10,522,921) or 41.1%. This decrease in revenue was due to distribution contraction as a result of the FDA Warning Letter, along with the paring and streamlining of the product lines in mid-2019.

Our Gross Profit from the sale of all products the year ended December 31, 2019 and 2018 was $4,816,604 and $8,959,433 respectively, or a decrease of 46.2%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins.

Our Net Profit (Loss) for the years ended December 31, 2019 and 2018 decreased to a Loss of $(3,367,831) from a Net Profit of $242,634 respectively, attributable to the decrease in gross profit.

Operating expenses for the nine-month period ended September 30, 2019 compared to September 30, 2018 decreased to $5,736,099 as compared to $7,325,012, a decrease of 21.7% attributable to a decrease in sales and marketing expense from $6,615,125 in the first nine months of 2018 to $5,108,343 during the same period in 2019.

Total expenses for the year ended December 31, 2019 were $8,184,434 with interest expense being $334,139 compared to $8,716,799 with interest expense of $10,560 for the comparable period of 2018.

Liquidity and Capital Resources

Assets increased from $5,214,529 at the Company’s fiscal year end of December 31, 2018 to $6,124,893 at December 31, 2019. The increase in the assets is attributable to an increase in accounts receivable and an increase in prepaid expenses, primarily an increase in advances paid to the drop shipper.

Liabilities increased from $4,082,194 as of December 31, 2018 to $5,907,000 as of December 31, 2019. The increase is mainly attributed to loans to the Company for its operating activities.

Cash Flow from Operating Activities

Net cash from operations for the year ended December 31, 2019 was $(3,599,572) as compared to $(2,636,858) for the same period in 2018.

Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $2,453,389 as compared to $1,255,336 for the same period in 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $632,339 as compared to $1,711,376 for the same period in 2018.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to furnish the information required by Item 7A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed are listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 23, 2018, East West Accounting Services (“East-West”) resigned as the independent registered public accounting firm of the Company. The resignation was accepted by the Board of Directors of the Company. East-West stated that the reason for their resignation was the loss of their PCAOB certification as the result of an unrelated matter connected to an audit inadequacy that occurred in an audit for an unrelated company in 2015.

The audit report of East-West on the Company’s financial statements for the fiscal year ended December 31, 2017, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s 2017 fiscal year and through July 23, 2018, (1) there were no disagreements with East-West on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of East-West, would have caused East-West to make reference to the subject matter of the disagreements in connection with its report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

As a result of East-West’s resignation, the Company engaged Manohar Chowdhry & Associates (“MCA”), a PCAOB member firm, as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2015, December 31, 2016 and December 31, 2017 through July 23, 2018 neither the Company nor anyone acting on its behalf consulted with MCA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by MCA on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with East-West or a reportable event with respect to East-West.

On January 14, 2019, the Company discharged MCA. The audit report of MCA on the Company’s financial statements for the fiscal year ended December 31, 2017, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period of the Company’s engagement with MCA, July 23, 2018 through January 14, 2019, (1) there were no disagreements with MCA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MCA, would have caused MCA to make reference to the subject matter of the disagreements in connection with its report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 14, 2019, Yusufali & Associates, LLC, Short Hills, New Jersey 07078 (“Yusufali”), to be the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2016, December 31, 2017 and December 31, 2018, through January 14, 2019, neither the Company nor anyone acting on its behalf consulted with Yusufali regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Yusufali on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with East-West or MCA or a reportable event with respect to East-West or MCA.

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of April 30, 2020. For as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the current reporting period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 6, 2020 the Company issued 27,000,000 common shares to a note holder upon the conversion of $81,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

First Capital Venture Co. VS T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed a lawsuit against its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to the processor ceasing to accept MasterCard payments from the Company’s customers for the Company’s products. T1 Payments has filed a motion to dismiss that has not yet been heard by the Court and the litigation remains in its early stages.

On June 16, 2020, the Board of Directors approved the Company’s subsidiary, First Capital Venture, entering into a Disaster Relief Loan from the US Small Business Administration in the amount of $150,000. The loan is secured by a security interest in all the assets of First Capital Venture and is for working capital purposes.

On July 8, 2020 the Company issued 24,000,000 common shares to a note holder upon the conversion of $72,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Gary Blum	78	Director
Kevin Hagen	50	CEO, Director
Murugan Venkat	66	CFO

Gary L. Blum, 78, has been the Chairman of PotNetwork Holdings, Inc. since November 2015 and was its Chief Executive Officer from November 2015 until September 2017. Mr. Blum is also a practicing attorney since 1979 with the Law Offices of Gary L. Blum where his focus is advising a variety of closely held private companies as well as public companies in business, corporate, securities and entertainment law. Mr. Blum has served as a director of Rennova Health, Inc. since October 2017, and, from September 2009 until July 2017, served as the Chairman and CEO of Thunderclap Entertainment, Inc. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966; and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Kevin Hagen, 50, has been the Chief Executive Officer of PotNetwork Holdings, Inc. since October 25, 2018, and previously since its inception has been the President of First Capital Venture Co., the parent of Diamond CBD, Inc. Mr. Hagen is a practicing attorney with Hagen & Hagen, P.A. with more than 24 years of experience. He is also a member of the Florida Bar Association as well as a certified Florida Supreme Court mediator and qualified arbitrator.  He completed his Bachelor of Science from the University of Florida with honors and received his Juris Doctor from Nova Southeastern University.

Murugan Venkat, 66, Ph.D., FCA, was appointed Chief Financial Officer of PotNetwork Holdings, Inc. effective June 10, 2018. Dr. Venkat received his Ph.D. in corporate finance from the University of Madras in India. He is a chartered accountant in India. He began his career as an Associate Professor at IFMR, Chennai. Before moving to United States, his past experiences include (a) 9 years in the public sector undertaking as FA&CAO (Financial Advisor and Chief Accounts Officer); (b) 3 years as the Chief Accountant in a sugar factory; and (c) 3 years as the Controller in a private airline. In South Florida, he worked as the corporate controller for 10 years in a manufacturing company. Since 2018, he is the corporate controller for JMJ Group, Dallas, TX.

Family Relationships

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies except as disclosed. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment ,decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities for the periods set forth below.

Summary Compensation Table

								Nonqualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All Other
Principal				Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	Salary		($)	($)	($)	($)	($)	($)	($)

Kevin Hagen,	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, Director	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Richard Goulding Former CEO(1)	2018	49,000		-0-	-0-	-0-	-0-	-0-	-0-	49,000
	2017	16,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	16,000	(2)

	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gary Blum	2018	-0-		-0-	2,000,000	-0-	-0-	-0-	-0-	2,000,000
Director	2017	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)	Richard Goulding, M.D., resigned as CEO on October 25, 2018 and was replaced by Kevin Hagen, Esq.
(2)	Represents accrued salary attributed to that period in the employment agreement with Dr. Goulding entered into in July 2018.

Employment Agreements

The Company entered into an employment agreement with Richard Goulding, M.D., prior CEO, on July 9, 2018 retroactive to September 5, 2017, for a period of one year. He was not engaged by the Company prior to that date. Under the terms of the agreement, Dr. Goulding received a base salary, received an initial common stock grant and common stock options. The agreement was expired and was not renewed.

The Company does not have any employment agreements with any of our officers and directors, all of whom have performed services on our behalf for no compensation, including Kevin Hagen, Esq. CEO, and Murugan Venkat, CFO.

Compensation of Directors

Gary Blum, Chairman, was issued 2,000,000 shares of restricted common stock in 2019 in recognition of services performed in prior years as sole director of the Company. Kevin Hagen receives no compensation for being a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 20, 2020, we had 751,836,384 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 30, 2019, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of the date of this Form 10. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the Closing Date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Common Stock Name and Address of Beneficial Owner (2)	Direct	Indirect	Total	Percentage of Class (1)

Executive Officers and Directors
Gary Blum	2,000,000	-0-	2,000,000	.27%
Kevin Hagen	27,750,000	-0-	27,750,000	3.69%
Murugan Venkat	-0-	-0-	-0-	-0-%
Officers and Directors as a Group	29,750,000	-0-	29,750,000	3.96%

Other 5% Holders (3)
Elinor Taieb	64,651,438	-0-	64,651,438	8.6%

Class A Preferred Stock (4)	Direct	Indirect	Total	Percentage of Class
Kevin Hagen	20,742	-0-	20,742	60.4%
Elinor Taieb	13,547	-0-	13,597	39.5%

____________

(1)	Based on a total of issued and outstanding shares as of July 20, 2020 of 751,836,384.
(2)	The address of each officer is 3531 Griffin Road, Fort Lauderdale, FL 33312.
(3)

Pursuant to the Convertible Notes that the Company has with Iliad Research, the Company is prohibited from issuing shares to Iliad Research if such issuance would cause Iliad Research to own more than 4.99% of the number of common shares of the Company outstanding at the time of such issuance. Thus, while Iliad Research may convert into an aggregate of 223,000,000 shares, it may not own more than 4.99% of the common shares of the Company at any one time and is therefore not included in the ownership table. Ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934.

(4)

Each share of Class A preferred stock is convertible into 0.01% of the total number of shares of Common Stock outstanding at the Conversion Time. On any matter presented to the shareholders of the Corporation for their action or consideration at any meeting of shareholders of the Corporation (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining shareholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Based on the preceding and upon a total quantity of issued and outstanding shares as of July 20, 2020 of 751,836,384, each share of Class A preferred stock is convertible into 75,184 shares of common stock. As a result, if each of the two Class A preferred shareholders listed were able to convert 100% of each’s Class A preferred stock, Kevin Hagen, who holds 20,742 Class A preferred shares, would receive 1,559,466,528 shares of common stock; and Elinor Taieb, who holds 13,547 Class A preferred shares, would receive 1,018,517,648 shares of common stock.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a Company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

We maintain our offices at 3531 Griffin Road, Fort Lauderdale, FL 33312. The space is provided to the Company at no cost by Kevin Hagen, our CEO and President of our wholly owned subsidiary First Capital Venture Co.

During fiscal 2019, Distribution Wholesale, Inc., a Florida corporation, of which Kevin Hagen, our CEO and President, is a principal, advanced to the Company $1,626,588.64 (the “Advances”) in the form of payments to several suppliers. On December 31, 2019, the Board of Directors of the Company, in settlement of the debt created by the Advances, issued to Distribution Wholesale, Inc. a Common Stock Purchase warrant, exercisable over 5 years, for 75,305,030 shares of common stock of the Company at a price per share of $.0216, the closing market price of December 31, 2019 as reported by OTC Markets. Consequently, the Advances have been recorded as additional Paid-In Capital on the Balance Sheet of the Company for the year-ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2019 and 2018, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2019, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Year ended December 31,
	2019	2018
Audit Fees	$30,000	$30,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of PotNetwork Holdings Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with First Capital Venture Co.*
3.1	Articles of Incorporation*
3.1-1	Amendment to Articles of Inc., February 5, 2020**
3.2	Bylaws*
10.1	Purchase Agreement with PotNetwork Media Group, Inc.*
10.2	Employment Agreement with Richard Goulding*
10.3	Securities Purchase Agreement Dated October 25, 2018*
10.4	Convertible Note Dated October 25, 2018*
10.5	Securities Purchase Agreement Dated February 7, 2019*
10.6	Convertible Note Dated February 7, 2019*
10.7	Common Stock Purchase Warrant dated December 31, 2019**
23.1	Consent of Yusufali & Associates**
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**

_________

*Previously filed on the Company’s Registration Statement on Form 10 on May 9, 2019

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotNetwork Holdings, Inc.

DATE: July 22, 2020	By:	/s/ Kevin Hagen
Kevin Hagen President and CEO

Yusufali & Associates, LLC	55 Addison Drive
Short Hills, NJ 07078
Telephone: (973) 921-2822

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of PotNetwork Holdings Inc.

Opinion: We have audited the accompanying consolidated balance sheets of PotNetwork Holdings Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, stockholders’ equity and cash flows for each of these years in the period then ended, and the related notes (collectively referred as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of the years then ended, and the results of its operations and its cash flows for these years in the period then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the company’s internal control over financial reporting as of the year then ended, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report of even dated, express an unqualified opinion on the Company’s Internal Control over financial reporting.

Basis of Opinion: These financial statements  are the responsibility of the Company’s management. Our responsibility is to express an opinion onthe Company’s financial statements based on our audits. We areapublicaccounting firmwith the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission  and the PCAOB.

We conducted our audits in accordance with standards of PCAOB, those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters: The management listed the critical audit matters as note 12 in the notes on accounts. They are the matters arising from the current period audit of the financial statements and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313	22nd July 2020

POTNETWORK HOLDINGS, INC

BALANCE SHEET

	Dec. 31, 2019	Dec. 31, 2018
Assets
Current Assets
Cash/Bank Balances	$70,581	$584,425
Accounts Receivable
from Customers	$325,305	$119,274
from related parties	$-	$-
from others	$649,312	$-
Total Accounts Receivable	$974,617	$119,274
Advances - Drop Shipper	$5,070,696	$4,289,928
Prepaid Expenses	$9,000	$220,902
Total Current assets	$6,124,893	$5,214,529
TOTAL ASSETS	$6,124,893	$5,214,529
Liabilities
Current Liabilities
Payables	$1,673,501	$469,820
Total Current Liabilities	$1,673,501	$469,820
Long-term Liabilities
Loan from 3rd Party with interest	$40,960	$38,400
Note Payable	$4,192,539	$3,573,974
Total Long-term liabilities	$4,233,499	$3,612,374
Total Liabilities	$5,907,000	$4,082,194
Stockholders' Equity
Common: Authorized 1,000,000,000 shares, $ .00001 par value; and 700,836,384 Issued and outstanding as of 31st December 2019 and 569,920,485 shares, Issued and outstanding as of 31st December 2018	$3,995,840	$3,169,040
Preferred Stock Class A Authorized - 50,000 shares, $ .00001 Par value; and 34,289 Issued and outstanding, as of 31st December 2019 and 39,839 issued and outstanding as of 31st December 2018	$400	$400
Additional Paid-in Capital	$1,626,589	$-
Retained Earnings	$(5,404,935)	$(2,037,105)
Total Stockholders' Equity	$217,893	$1,132,335
Total Liabilities & Equity	$6,124,893	$5,214,529

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

INCOME STATEMENT

	Year Ended	Year Ended
	Dec. 31, 2019	Dec. 31, 2018

Revenue
Sales	$15,060,840	$25,583,761
Cost of goods sold	$10,244,236	$16,624,328
Gross profit	$4,816,604	$8,959,433

Operating expenses
Research and development	$-	$-
Sales & Marketing	$6,058,456	$7,894,819
General & Administrative Expenses	$1,791,840	$811,420
Total operating expenses	$7,850,296	$8,706,239

Financing expenses
Interest Exp	$334,139	$10,560
Total Financing expenses	$334,139	$10,560

Total expenses	$8,184,434	$8,716,799

Profit (Loss) before Income Tax	$(3,367,831)	$242,634
Provision for Income Tax	$-	$-
Net Profit (Loss)	$(3,367,831)	$242,634

Earnings per share	$(0.0050)	$0.0004
Basic and diluted	$(0.0050)	$0.0004

Basic and diluted weighted average common shares outstanding	700,836,384	569,364,712

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

STOCKHOLDERS' EQUITY

	Pref	Preference	Commom		Surplus
	Shares	share	Shares	Equity	(Deficit)	Total

Balance as on Dec. 31, 2016	0	$-	297,389,288	$87,573	$(53,935)	$(53,935)
Triangular Merger	39,839				$53,935	$53,935
Shares Issued - Restricted			309,322,614
Shares Issued - Free			121,000,000	$363,000		$363,000
Shares Issued - Reserve			(157,791,417)
Net Profit (Loss)					$301,603	$301,603
Balance as on Dec. 31, 2017	39,839	$400	569,920,485	$450,573	$(2,279,739)	$(1,828,766)
Shares Issued			215,444,227	$2,718,467		$2,718,467
Shares Cancelled			(216,000,000)			$(2,323,469)
Net Profit (Loss)					$242,634	$242,634
Balance as on Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)	$1,132,335
Shares Issued			131,471,672	$826,800		$826,800
Additional Paid-In Capital					$1,626,589	$1,626,589
Net Profit (Loss)					$(3,367,831)	$(3,367,831)
Balance as on Dec. 31, 2019	34,289	$400	700,836,384	$3,995,840	$(3,778,347)	$217,893

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

CASH FLOWS STATEMENT

	Year Ended	Year Ended
	Dec. 31, 2019	Dec. 31, 2018
Operations
Net Income (Loss)	$(3,367,831)	$242,634
Adjustments to reconcile net income (loss)
Advances & Accounts Receivable	$(1,424,208)	$(3,078,333)
Payable	$1,192,467	$198,841
Total Adjustments to reconcile net income (loss)	$(231,742)	$(2,879,492)
Net cash from the current year operations	$(3,599,572)	$(2,636,858)
Investing
Common Stock	$826,800	$2,718,467
Preferred A Stock		$-
Additional Capital	$1,626,589	$(1,463,131)
Net cash provided by investing activities	$2,453,389	$1,255,336
Financing
Third Party Loan	$2,560	$(206,974)
Notes Payable	$629,779	$1,918,350
Net cash provided by financing activities	$632,339	$1,711,376
Net change in cash and cash equivalents	$(513,845)	$329,854
Cash and cash equivalents, beginning of period	$584,425	$254,571
Cash and cash equivalents, end of period	$70,581	$584,425

The accompanying notes are an integral part of these financial statements.

Notes on accounts to the financial statements

for the year ended 31st December, 2019

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

The Company has two (2) wholly-owned subsidiaries:

•

First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, Diamond CBD, Inc., a Delaware corporation. First Capital Venture Co. was acquired by the Company on January 31, 2017.

PotNetwork Media Group, Inc., a Nevada corporation

Since the acquisition of First Capital Venture Co., the focus of the Company has been the development of the business of Diamond CBD, Inc. PotNetwork Media Group, Inc. is an early stage company, which has no bank account and hence did not maintain any books of accounts for the year 2019.  Hence, the financial statements reflect principally the business results of Diamond CBD business.

Diamond CBD, Inc. focuses on the research, development, and multinational marketing of premium hemp extracts that contain a broad range of cannabinoids and natural hemp derivatives.

Diamond CBD’s catalog can be found in http://catalog.diamondcbd.com.

Since the acquisition of First Capital Venture Co. and Diamond CBD on January 31, 2017, Diamond CBD’s business has become the primary business of this Company. Diamond CBD is treated as a wholly owned subsidiary of the Company and the accounts of the subsidiary are presented in the Company’s consolidated statements eliminating inter-company transactions. In accordance with ASC 805-40-45 the consolidated financial statements represent the continuation of the financial statements of the wholly owned subsidiary except for its capital structure. The Company, being the legal acquiror, but the accounting acquiror, did not have significant assets or revenues prior to the consolidation.

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

F-7

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

➢

Redemption Right: In 2017, the Company signed convertible promissory notes for $1,200,000. The convertible notes have a redemption right, which reads as, “Notwithstanding any provision contained herein to the contrary including the conversion rights as set forth in this section, the Company shall be entitled, at any time prior to the expiration of five days from any notice of conversion, to repay this Note in full, plus interest, minus the credit accorded from prior payments, including from prior conversions, and avoid any further Note conversion and thus avoid the issuance of any additional shares of PotNetwork Holdings, Inc.” By this clause, no derivative liability exists. Further, these convertible promissory notes are exchanged for Common Stock Purchase Warrant, as mentioned supra.

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

NOTE 4 - DEFERRED TAX COMPUTATION

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

The components of the deferred tax assets and liabilities are as follows:

	31st Dec 2019	31st Dec 2018
Deferred tax assets:
Net operating loss carryovers	$5,404,935	$2,037,105
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	5,404,935	2,037,105
Valuation allowance	(5,404,935)	(2,037,105)
Net deferred tax asset	$-	$-

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

NOTE 7 - BUDGET & INTERNAL CONTROL PROCEDURES

•	Internal control procedures for inventory and cash control are being developed and implemented on an ongoing basis to ensure higher levels of performances.

•	Annual financial budget is reviewed by the Board of Directors.

•	Quarterly variance reports are reviewed by the Board of Directors.

NOTE 8 - CAPITAL STOCK

•

Common Stock: As of December 31, 2019, authorized 1,000,000,000 shares, $.00001 par value; and 700,836,384 issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned here below.

•

Class A preferred stock: As of December 31, 2019, authorized 50,000 shares, $.00001 par value; and 34,289 Issued and outstanding as on the balance sheet date. Designation details are in Document # 20181127754 filed with the Secretary of State, Colorado on February 13, 2018.

NOTE 9 - LOAN FROM THIRD PARTIES

			8%		8%
			Interest		Interest
	Loan		2018		2019
7/1/2016	$25,000	$28,000	$2,000	$30,000	$2,000	$32,000
7/1/2016	$7,000	$7,840	$560	$8,400	$560	$8,960
		$35,840	$2,560	$38,400	$2,560	$40,960

NOTE 10 - NOTES PAYABLE

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required.

There is no maturity date for this note.

The following table shows the amount of interest waived on annual basis through December 31, 2019:

Year	Interest Waived
2017	$7,318
2018	4,351
2019	4,770

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

	Quantity of Shares	Conversion Price	Amount Converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000

Per the above table:

$246,000 was converted into common stock in 2017;

$284,650 was converted into common stock in 2018; and

$216,150 was converted into common stock in 2019.

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

•	$1,125,000 was received on 2/17/2019

•	$77,794 is the accrued interest through 3/31/19

•	$84,144 is the accrued interest from 4/1/2019 to 6/30/2019
•	$169,641 is the accrued interest from 7/1/2019 to 12/31/19

NOTE 11 - MANAGEMENT ASSERTIONS ON THE 2 COURT CASES REGARDING CONVERTIBLE PROMISSORY NOTES OF PREDECESSOR

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

F-14

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

➢

It is the Company’s position that the Company only became obligated for the Note (which is the obligation of the maker, SND Auto Group, Inc.), upon the unwinding of the reorganization, or as of February 7, 2018, when the Company’s stock price was considerably higher (and therefore obligated to issue far fewer shares in satisfaction of the conversion notice) than it was prior to the holding Company reorganization and the acquisition of First Capital Venture Co.

➢	The Company intends to vigorously defend against this claim. The Company is confident in its position.

NOTE 12 - CRITICAL AUDIT MATTERS

⮚

Under its accounting category, “Marketing Expenses”, the Company paid $3,065,069 to a privately-held, unaffiliated marketing communications agency during 2019 in a series of 177 transactions. The transactions were not conducted under an overall contract but each was paid against an individual invoice. Although requested by the audit, the Company was unable to supply the audit with:

•	Copies of the 177 invoices for the payments made to the agency during 2019.
•

Proof of all work done, including the individual names, hourly rates and amount of time charged by each professional performing work for the Company, a profile per professional performing the work (including educational qualifications and past experiences) and a list of the work done by each professional for other clients.

•	A comparison of the rates charged by the agency versus market area rates charged by other firms for similar services.
•	A list of open invoices as of year-end, December 31, 2019.

⮚

Although requested by the audit, other than copies of the court case filings by the Company for $649,311.73 against T1 Payment, LLC, a merchant services provider, for non-payment of accounts receivable owed to the Company, the Company did not provide the audit with details of the individual transactions supporting its claim against the merchant services provider. (See following paragraph, First Capital Venture Co. VS T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and Broward County, Florida.)

⮚

During 2019, the Company paid $479,331 under its accounting category, Trade Show Materials, and $134,930 under its accounting category, “Trade Show Set Up Expenses”. Although requested by the audit, as it pertains to these expenses, the Company did not provide the following details to the audit:

•	The schedule of trade shows, their location and dates, as attended by the Company.

•	Budgets versus summary of actual expenses detailed for each trade show attended, and consequently any explanations for any variances between budget versus actual expense per trade show.

•	Sales comparisons versus sales expectations per trade show and any supporting documents or worksheets.

•	The amount of discounts earned on fees per trade show as the result of early payment of such fees by the Company.

NOTE 13 - SUBSEQUENT EVENTS DECEMBER 31, 2019

On February 6, 2020 the Company issued 27,000,000 common shares to a note holder upon the conversion of $81,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

First Capital Venture Co. VS T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed a lawsuit against its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to the processor ceasing to accept MasterCard payments from the Company’s customers for the Company’s products. T1 Payments has filed a motion to dismiss that has not yet been heard by the Court and the litigation remains in its early stages.

On June 16, 2020, the Board of Directors approved the Company’s subsidiary, First Capital Venture, entering into a Disaster Relief Loan from the US Small Business Administration in the amount of $150,000. The loan is secured by a security interest in all the assets of First Capital Venture and is for working capital purposes.

On July 8, 2020 the Company issued 24,000,000 common shares to a note holder upon the conversion of $72,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

