Form 10-Q
period 2020-03-31
PotNetwork Holdings, Inc.
filed 2020-08-17
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

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

As of August 17, 2020, there were 751,836,384 shares of common stock issued and outstanding.

POTNETWORK HOLDINGS INC.
As of March 31, 2020 BALANCE SHEET

	Mar. 31, 2020	Dec 31,2019
Assets
Current Assets
Cash/Bank Balances	$25,466	$70,581
Accounts Receivable
From Customers	-	325,305
From related parties	-	-
From others	649,312	649,312
Total Accounts Receivable	649,312	974,617
Advances - Drop Shipper	5,259,285	5,070,696
Prepaid Expenses	-	9,000
Total Current assets	5,934,063	6,124,893
TOTAL ASSETS	5,934,063	6,124,893
Liabilities
Current Liabilities
Payables	1,410,430	1,673,501
Total Current Liabilities	1,410,430	1,673,501
Long-term Liabilities
Loan from 3rd Party with interest	41,600	40,960
Note Payable, convertible	4,183,998	4,192,539
Total long-term liabilities	4,225,598	4,233,499
Total Liabilities	5,636,028	5,907,000
Stockholders' Equity
Common Stock, Authorized 1,500,000,000 shares $ 0.00001 par value, 727,836,384 shares Issued and outstanding as of March 31, 2020 and 700,836,384 shares Issued and outstanding as of December 31, 2019	4,088,360	3,995,840
Preferred Stock Class A, $ 0.00001 par value, 50,000,000 shares authorized, 34,289 shares Issued and outstanding as of March 31, 2020 and December 31, 2019	400	400
Additional paid in capital	1,626,589	1,626,589
Retained Earnings	(5,417,314)	(5,404,935)
Total Stockholders' Equity	298,035	217,893
Total Liabilities & Equity	$5,934,063	$6,124,893

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC. INCOME STATEMENT

	Quarter Ended	Quarter Ended
	Mar. 31, 2020	Mar. 31, 2019

Revenue
Sales	$2,305,507	$6,183,398
Cost of goods sold	952,627	3,636,278
Gross profit	1,352,880	2,547,120

Operating expenses
Freight Out	385,657	940,151
Sales & Marketing	489,395	1,233,860
General & Administrative Expenses	400,586	244,109
Total operating expenses	1,275,638	2,418,120

Financing expenses
Interest Exp	89,620	78,990
Total Financing expenses	89,620	78,990

Total expenses	1,365,258	2,497,110

Profit (Loss) before Income Tax	(12,378)	50,010
Provision for Income Tax		-
Net Profit (Loss)	$(12,378)	$50,010

Earnings per share	$(0.01)	$0.00
Basic and diluted	$(0.01)	$0.00

Basic and diluted weighted average common shares outstanding	727,836,384	700,836,384

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC STOCKHOLDERS' EQUITY

	Pref Shares	Preference share capital ($)	Common Shares	Equity ($)	Surplus/ (Deficit) ($)	Total ($)
Balance as on Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)	$1,132,335
Shares Issued	-	-	31,471,672	826,800	-	826,800
Additional paid up capital	-	-	-	-	1,626,589	1,626,589
Net Profit (Loss)	-	-	-	-	(3,367,831)	(3,367,831)
Balance as on Dec. 31, 2019	34,289	400	700,836,384	3,995,840	(3,778,347)	217,893
Shares Issued	-	-	27,000,000	92,520	-	92,520
Net Profit (Loss)	-	-	-	-	(12,378)	(12,378)
Balance as on Mar. 31, 2020	34,289	$400	727,836,384	$4,088,360	$(3,790,725)	$298,035

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC. CASH FLOWS STATEMENT

	Quarter Ended	Quarter Ended
	Mar. 31, 2020	Mar. 31, 2019
Operations
Net Income (Loss)	$(12,378)	$50,010
Adjustments to reconcile net income (loss)
Advances & Accounts Receivable	-	562,432
Other Assets	145,716
Payable	(263,071)	(338,214)
Total Adjustments to reconcile net income (loss)	(117,356)	224,218
Net cash from the current year operations	(129,734)	274,228
Investing
Common Stock	-	-
Preferred A Stock	-
Additional Capital	-	-
Net cash provided by investing activities	-	-
Financing
Third Party Loan	640	600
Notes Payable	(8,540)	78,411
Common equity	92,520
Net cash provided by financing activities	84,620	79,011
Net change in cash and cash equivalents	(45,114)	353,239
Cash and cash equivalents, beginning of period	70,581	209,187
Cash and cash equivalents, end of period	$25,466	$562,426

The accompanying notes are an integral part of these financial statements.

Notes Forming Integral Part of the Balance Sheet as at 31st March 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PotNetwork Holdings, Inc. is a publicly traded holding company trading under the symbol “POTN”. The Company website is www.potnetworkholding.com.

The Company has two (2) wholly-owned subsidiaries:

(1) First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, Diamond CBD, Inc., a Delaware corporation.

(2) First Capital Venture Co. was acquired by the Company on January 31, 2017. PotNetwork Media Group, Inc., a Nevada corporation

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

Since the acquisition of First Capital Venture Co. and Diamond CBD on January 31, 2017, Diamond CBD’s business has become the primary business of this Company. Diamond CBD is treated as a wholly owned subsidiary of the Company and the accounts of the subsidiary are presented in the Company’s consolidated statements eliminating inter-company transactions. In accordance with ASC 805-40-45 the consolidated financial statements represent the continuation of the financial statements of the wholly owned subsidiary except for its capital structure. The Company, being the legal acquirer, but the accounting acquirer, did not have significant assets or revenues prior to the consolidation.

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

➢ REVENUE RECOGNITION - DIAMOND CBD BUSINESS: Revenue from the sale of goods is measured at fair value of the consideration received or receivable and is recognized in the statement of comprehensive income of the Company when significant risks and rewards of the ownership of the goods have been transferred to the buyers.

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

➢ACCOUNTS RECEIVABLE: Accounts Receivable (AR) is the payment which the Company willreceive from its customers who have purchased its goods & services in the last month of the year and oncredit terms. Usually the credit period is short, approximately a few days.

➢ ASSESSMENT OF COLLECTABILITY:

1. Receivables supervisor is authorized to collect delinquent accounts

2. The Treasurer has the authority to assign accounts to a third party for collection

3. Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop-shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.

4. An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.

5. Control and Subsidiary Accounts: The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each accounts receivable must be reconciled with the control account.

6. Checks that are returned from the bank as non-negotiable are assessed a returned cheque charge. If there are 2 cheques returned from the same customer within a month, no further cheques will be accepted from the customer unless the cheques are certified, until there is an acceptable payment history for a further one-year period.

7. Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts. Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.

8. All actions taken to collect overdue accounts must be documented.

9. If there is no response after the initial contact at the 30-day point (within a 30-day period - 60 days from date of invoice), accounts will be forwarded to Treasury Staff to take prompt and vigorous action to collect overdue accounts receivable.

10. Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:

a) Turned over to a private collection agency;

b) subject to legal action

c) Credit privileges will be revoked; and/or account may be suspended.

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

➢ INTANGIBLE ASSETS

1) Initial Measurement: Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is clearer and, thus, more reliably measurable

2) Subsequent Measurement: The Company accounts for its intangible assets under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 350-30-35 “Intangibles-- Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement”. Under this method the Company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset’s fair value with its carrying amount. If the carrying amount exceeds the asset’s fair value, the difference in those amounts is recognized as an impairment loss.

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

a) ASC 350 requires capitalizing any money spent on product development and product improvement. During the current year, money spent on product development is very little and is not significant.

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

The components of the deferred tax assets and liabilities are as follows:

Deferred tax assets:	March 31, 2020	December 31, 2019
Net operating loss carryovers	$5,417,314	$5,404,935
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$5,417,314	5,404,935
Valuation allowance	(5,417,314)	(5,404,935)
Net deferred tax asset	$-	$-

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

NOTE 7 - BUDGET & INTERNAL CONTROL PROCEDURES

1) Internal control procedures for inventory and cash control are being developed and implemented on an ongoing basis to ensure higher levels of performances.

2) Annual financial budget is reviewed by the Board of Directors.

3) Quarterly variance reports are reviewed by the Board of Directors.

NOTE 8 - CAPITAL STOCK

Common Stock, Authorized 1,500,000,000 shares $ 0.00001 par value, 727,836,384 shares Issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned in note 10.

Class A Preferred Stock - Preferred Stock Class A, $ 0.00001 par value, 50,000,000 shares authorized, 34,289 shares Issued and outstanding as of March 31, 2020 and December 31, 2019

NOTE 9 - LOAN FROM THIRD PARTIES

Company received a new loan on 1/9/2020 amounting $100,000 from Kabbage. Monthly payments are made on 2/29/2020 and on 3/27/2020.The payment of $10,833.34 includes interest portion

Date	Beginning	Interest	Payment	Ending
2/27/2020	$100,000.00	$2,500.00	$10,833.34	$91,666.66
3/27/2020	$91,666.66	$2,500.00	$10,833.34	$83,333.32

NOTE 10 - NOTES PAYABLE

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required. There is no maturity date for this note.

Year	Interest Waived
2017	$7,318
2018	4,351
2019	4,770

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

Dates	Quantity of shares	Conversion price	Amount converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000
February 2, 2020	27,000,000	0.00343	92,520

Per the above table:

$246,000 was converted into common stock in 2017;

$284,650 was converted into common stock in 2018; and

$216,150 was converted into common stock in 2019.

$92,520 was converted into common stock in 2020.

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

$825,000 was received on 12/18/2018

$18,410 is the accrued interest for 2018

On February 8, 2019, the Company issued a Note in the face amount of $3,325,000 which accrues interest at the rate of 10% per annum. The note has an Original Issue Discount (OID) of $300,000. The Note and any interest thereon is convertible at a fixed rate of $0.45 per share of common stock or after 12 months, at a variable conversion rate, the “redemption conversion price” at the lower of the fixed rate of $.45 per share, or a discount to the market price as defined in the Note. The Note is comprised of three (3) tranches (each, a “Tranche”), consisting of (i) an Initial Tranche in an amount equal to $1,125,000.00 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Purchase Agreement) (the ‘‘Initial Tranche”), and (ii) two (2) additional Tranches, one (l) in the amount of $500,000.00, and one (1) in the amount of $1,650,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents.

$1,125,000 was received on 2/17/2019

$77,794 is the accrued interest through 3/31/19

$84,144 is the accrued interest from 4/1/2019 to 6/30/2019

$169,641 is the accrued interest from 7/1/2019 to 12/31/19

$415,557 is the accrued interest from 1/1/2020 to 3/31/2020

NOTE 11 - MANAGEMENT ASSERTIONS ON THE 2 COURT CASES REGARDING CONVERTIBLE PROMISSORY NOTES OF PREDECESSOR

1) Mammoth West Corporation [case# 17 CH 778, 19th Circuit Court of Lake County, IL] and Southridge Partners II Limited Partnership [case# 3:17-cv-01925, Connecticut] each filed a civil complaint about its convertible promissory note (each referred to as a “Note”).

2) In each instance, the Note was issued not by the Company, but by the Company’s predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). The Note was issued by SND Auto Company Inc., on June 13, 2016 and on July 18, 2016, respectively, for money paid to SND Auto Company Inc., at a time in which SND Auto Company Inc. was the public Company, operating in the automobile industry. However, on March 14, 2017, SND Auto Company Inc. formed the Company and engaged in a holding Company reorganization whereby the Company became the public entity while SND Auto Company Inc., became its subsidiary.

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

3) The plaintiff invested in an automobile Company, not in the CBD oil business. Yet, plaintiff wants to convert its Note issued by the automobile company into shares of the CBD oil Company, which was not the maker of the Note.

4) As of December 31, 2017, SND Auto Company Inc., not the Company, owed Mammoth West Corporation $7,280 and Southridge Partners II Limited Partnership $26,000, on the Notes, which obligations were never disputed by SND Auto Company Inc. (which SND Auto Group, Inc. agreed to pay each, in full).

5) The Company has maintained that these were not debts of the Company, and the holding Company reorganization was engaged in to assure as much, not to avoid payment, but instead, to isolate this debt from the new CBD oil business, SND Auto Company Inc. being a separate and distinct legal entity with its own assets and debts.

6) However, on February 7, 2018, the Company and its predecessor issuer, SND Auto Company Inc., unwound the March 14, 2017 holding Company reorganization.

7) Because of that unwinding, Company’s counsel agrees that the Company, the public entity, became liable for this SND Auto Group, Inc. Notes, but only as of the February 7, 2018 rewinding, not prior thereto.

8) So, at this point, the dispute between the parties surrounds the conversion price.

9) In each case, the terms of the Note entitle the plaintiff, as holder, to convert into shares of the maker’s common stock.

10) On March 28, 2017 and on April 24, 2017, the conversion notice in each case was issued, not to SND Auto Group, Inc., the maker, but to the Company, for shares of the Company’s common stock.

11) The terms of the Note entitle the plaintiff to payment in cash or in shares of the maker (SND Auto Group, Inc.), at a discount of 65% of the lowest trading price of the preceding 30 trading days.

12) Instead, however, the plaintiff has throughout, sought to convert into shares of the Company, at a fraction of a penny per share, or approximately 2,700,000 shares in each instance (as opposed to approximately 56,000 shares in each instance), of the Company, based on SND Auto Group, Inc.’s share price, when SND Auto Group, Inc. was the public Company, and prior to the Company even being in existence, let alone being public.

13) It is the Company’s position that the Company only became obligated for the Note (which is the obligation of the maker, SND Auto Group, Inc.), upon the unwinding of the reorganization, or as of February 7, 2018, when the Company’s stock price was considerably higher (and therefore obligated to issue far fewer shares in satisfaction of the conversion notice) than it was prior to the holding Company reorganization and the acquisition of First Capital Venture Co.

14) The Company intends to vigorously defend against this claim. The Company is confident in its position.

NOTE 12 - SUBSEQUENT EVENTS March 31, 2020

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

Note 13. CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, DIRECTOR INDEPENDENCE”, “Related Party Transactions”

During the fiscal year 2019, Distribution Wholesale, Inc., a Florida Corporation, of which Kevin Hagen, CEO and President, advanced to the company $1,626,588.64 (the Advances) in the form of payments to several suppliers. On December 31, 2019, on the settlement of the debt created by the Advances, the board of Directors of the company issued a common stock Purchase Warrant, exercisable over 5 years, for 75,305,030 shares of common stock of the company at a price per share of $0.0216 to the Distribution Wholesale, Inc.

Consequently the advances have been recorded as additional paid in capital in the Balance sheet of the company as on March 31, 2020.

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

Results of Operations

Results of Operations during the three months ended March 31, 2020 as compared to the period ended March 31, 2019.

For the three-month period ended March 31, 2020 and 2019 we had revenues of $2,305,507 and $6,183,000 respectively, a decrease of 62.7%.

Our Gross Profit from the sale of all products for the three-month period ended March 31, 2020 and March 31, 2019 was $1,352,880 and $2,547,000 respectively, or a decrease of 47%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on revenues and gross profit margins.

Our Net Profit (Loss) for the three-month period ended March 31, 2020 compared to March 31, 2019 decreased to a Loss of ($12,378) from a Net Profit of $50,010 respectively, attributable to the decrease in revenues.

Operating expenses for the three-month period ended March 31, 2020 compared to March 31, 2019 decreased to $1,275,638 as compared to $2,418,000, a decrease of 47% attributable to a decrease in sales and marketing expense from $2,174,000 in the three months of 2019 to $489,395 during the same period in 2020.

Total expenses for the three-month period ended March 31, 2020 were $1,365,258 with interest expense being $89,620 compared to $2,497,110 with interest expense of $78,990 for the comparable period of 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had $5,934,063 in total assets including cash and cash equivalents of $25,466, $649,312 in accounts receivable, and $5,259,285 in prepaid advances consisting of prepayments to our drop shipper, as compared to $6,124,893 in total assets on December 31, 2019 including cash and cash equivalents of $70,581, $5,070,696 in prepaid advances to our drop shipper, and $9,000 in other advances. The decrease in assets from December 31, 2019 to March 31, 2020 is 3%.

As of March 31, 2020, we had total liabilities of $5,636,028 consisting of accounts payable of $1,410,430, notes payable of $4,183,998 and an amount due a third party of $41,600. As of December 31, 2019, we had total liabilities of $5,907,000 including accounts payable of $1,673,501 and notes payable of $4,192,539 and an amount due a third party of $40,960. The decrease in total liabilities from December 31, 2019 to March 31, 2020 is 4.6%.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended March 31, 2020 was ($129,734) as compared to $274,228 for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended March 31, 2020 was -0- as compared to -0- for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2020 was $84,620 as compared to 79,011 for the same period in 2019.

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

In addition to the above, Company is involved in the following legal proceedings, each of which is specific to each plaintiff suing the Company based upon the convertibility of a promissory note. In each case the Company is contesting the validity of the request for conversion of shares pursuant to each such note (each referred to as a “Note”). The following are the case references to each case filed by each of the plaintiffs (collectively, the “Plaintiffs”):

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

The Company and its subsidiaries settled the matter at mediation on July 14, 2020. The terms of the settlement are subject to final documentation.

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

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement with First Capital Venture Co.*
3.1	Articles of Incorporation*
3.1-1	Amendment to Articles of Inc., February 5, 2020 (1)
3.2	Bylaws*
10.1	Purchase Agreement with PotNetwork Media Group, Inc.*
10.2	Employment Agreement with Richard Goulding*
10.3	Securities Purchase Agreement Dated October 25, 2018*
10.4	Convertible Note Dated October 25, 2018*
10.5	Securities Purchase Agreement Dated February 7, 2019*
10.6	Convertible Note Dated February 7, 2019*
10.7	Common Stock Purchase Warrant dated December 31, 2019**
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**

*Previously filed

(1) Filed as Exhibit 3.1 on Form 8-K dated February 6, 2020

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: August 17, 2020	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

