Form 10-Q
period 2020-06-30
PotNetwork Holdings, Inc.
filed 2020-09-08
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 31, 2020, there were 751,836,384 shares of common stock issued and outstanding.

POTNETWORK HOLDINGS INC. INCOME STATEMENT

	3 months ended		6 months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Sales	$2,980,057.28	$4,345,411.00	$5,285,564.15	$10,528,121.00
Cost of goods sold	$2,041,560.67	$2,791,217.00	$2,962,434.33	$6,375,884.00
Gross profit	$938,496.61	$1,554,194.00	$2,323,129.82	$4,152,237.00

Operating expenses
Freight Out	$210,548.42	$677,070.63	$551,205.83	$1,865,100.70
Sales & Marketing	$457,648.53	$458,210.23	$1,127,650.28	$1,172,105.81
General & Administrative Expenses	$191,165.06	$271,000.14	$487,897.85	$830,869.50
Total operating expenses	$859,362.01	$1,406,281.00	$2,166,753.96	$3,868,076.00

Financing expenses
Interest Exp	$91,479.56	$78,434.00	$181,099.11	$163,218.00
Total Financing expenses	$91,479.56	$78,434.00	$181,099.11	$163,218.00

Total expenses	$950,841.57	$1,484,715.00	$2,347,853.07	$4,031,294.00

Profit (Loss) before Income Tax	$12,344.96	$69,479.00	$24,723.25	$120,943.00
Provision for Income Tax	$0.00	$0.00	$0.00	$0.00
Net Profit (Loss)	$(12,344.96)	$69,479.00	$(24,723.25)	$120,943.00

Earnings per share Basic and diluted	-0.000017	0.000099	-0.000034	0.000173

Basic and diluted weighted average common shares outstanding	727,836,384	700,706,621	727,836,384	700,706,621

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC.
As of June 30, 2020 BALANCE SHEET
	June 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash/Bank Balances	$217,031.55	$70,580.50
Accounts Receivable
From Customers	$-	$325,304.71
From related parties	$-	$-
From others	$649,311.79	$649,311.79
Total Accounts Receivable	$649,311.79	$974,616.50
Advances - Drop Shipper	$5,342,883.58	$5,070,696.05
Prepaid Expenses	$-	$9,000.00
Total Current assets	$6,209,226.92	$6,124,893.05
TOTAL ASSETS	$6,209,226.92	$6,124,893.05
Liabilities
Current Liabilities
Payables	$1,613,959.01	$1,673,501.00
Total Current Liabilities	$1,613,959.01	$1,673,501.00
Long-term Liabilities
Loan from 3rd Party with interest	$41,600.00	$40,960.00
Note Payable, convertible	$4,267,977.98	$4,192,538.87
Total long-term liabilities	$4,309,577.98	$4,233,498.87
Total Liabilities	$5,923,536.99	$5,906,999.87
Stockholders' Equity
Common Stock, authorized 1,500,000,000 shares $ 0.00001 par value, 727,836,384 shares Issued and outstanding as of June 30, 2020 and 700,836,384 shares Issued and outstanding as of December 31, 2019	$4,088,360.00	$3,995,840.00
Preferred Stock Class A, $ 0.00001 par value, 50,000,000 shares authorized, 34,289 shares Issued and outstanding as of June 30, 2020 and December 31, 2019	$400.00	$400.00
Additional paid in capital	$1,626,588.64	$1,626,588.64
Retained Earnings	$(5,429,658.71)	$(5,404,935.46)
Total Stockholders' Equity	$285,689.93	$217,893.18
Total Liabilities & Equity	$6,209,226.92	$6,124,893.05

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC STOCKHOLDERS' EQUITY

	Preference Shares	Preference share capital ($)	Common Shares	Equity ($)	Surplus/ (Deficit) ($)	Total ($)
Balance as on Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)	$1,132,335
Shares Issued	-	-	131,471,672	826,800	-	826,800
Additional paid in capital	-	-	-	-	1,626,589	1,626,589
Net Profit (Loss)	-	-	-	-	(3,367,831)	(3,367,831)
Balance as on Dec. 31, 2019	34,289	$400	700,836,384	$3,995,840	$(3,778,347)	$217,893
Shares Issued	-	-	27,000,000	92,520	-	92,520
Net Profit (Loss)	-	-	-	-	(24,723)	(24,723)
Balance as on June 30, 2020	34,289	$400	727,836,384	$4,088,360	$(3,803,070)	$285,690

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC. CASH FLOWS STATEMENT

	3 months ended		6 months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operations
Net Income (Loss)	$(12,344.96)	$69,479.00	$(24,723.25)	$120,943.00
Adjustments to reconcile net income (loss)
Advances & Accounts Receivable	(83,598.82)	(834,093.00)	62,117.18	(625,442.00)
Other Assets	-	-	-	(1,125,000.00)
Payable	203,529.26	29,776.00	(59,541.99)	(308,773.00)
Total Adjustments to reconcile net income (loss)	119,930.44	(804,317.00)	2,575.19	(2,059,215.00)
Net cash from the current year operations	107,585.48	(734,838.00)	(22,148.06)	(1,938,272.00)
Investing
Common Stock	-	386,150.00	-	386,150.00
Preferred A Stock	-	-		-
Additional Paid In Capital	-	-		-
Net cash provided by investing activities	-	386,150.00	-	386,150.00
Financing
Third Party Loan	-	640.00	640.00	1,280.00
Notes Payable	83,979.56	(132,006.00)	75,439.11	1,070,788.00
Common equity	-	-	92,520.00	-
Net cash provided by financing activities	83,979.56	(131,366.00)	168,599.11	1,072,068.00
Net change in cash and cash equivalents	191,565.04	(480,054.00)	146,451.05	(480,054.00)
Cash and cash equivalents, beginning of period	25,466.51	584,426.00	70,580.50	584,426.00
Cash and cash equivalents, end of period	$217,031.55	$104,372.00	$217,031.55	$104,372.00

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC.

NOTES TO FINANCIAL STATEMETNS

June 30, 2020

(Unaudited)

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

(2) PotNetwork Media Group, Inc., a Nevada corporation

Since the acquisition of First Capital Venture Co., the focus of the Company has been the development of the business of Diamond CBD, Inc. PotNetwork Media Group, Inc. is an early stage company. Any other subsidiaries are dormant having ceased operations. Hence, the financial statements reflect principally the business results of Diamond CBD business.

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

D. The contract between the company and thecustomer is concluded when the authorization is taken vis-a-vis the merchant account which processes the credit card payment.

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

5. Control and Subsidiary Accounts:The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each accounts receivable must be reconciled with the control account.

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

The components of the deferred tax assets and liabilities are as follows:

Deferred tax assets:	June 30, 2020	December 31, 2019
Net operating loss carryovers	$5,429,659	$5,404,935
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$5,429,659	5,404,935
Valuation allowance	(5,429,659)	(5,404,935)
Net deferred tax asset	$-	$-

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

Class A Preferred Stock -  Preferred Stock Class A, $ 0.00001 par value, 50,000,000 shares  authorized, 34,289 shares Issued and outstanding as of June 30, 2020 and December 31, 2019

NOTE 9 - LOAN FROM THIRD PARTIES

Company received a new loan on 1/9/2020 amounting $100,000 from Kabbage. Monthly payments are made on 2/29/2020, 3/27/2020,4/27/2020,5/27/2020 and 6/27/2020.The payment of $10,833.34 includes interest portion

Date	Beginning	Interest	Payment	Ending
2/27/2020	$100,000.00	$2,500.00	$10,833.34	$91,666.66
3/27/2020	$91,666.66	$2,500.00	$10,833.34	$83,333.32
4/27/2020	$83,333.32	$2,500.00	$10,833.34	$74,999.98
5/27/2020	$74,999.98	$2,500.00	$10,833.34	$66,666.64
6/27/2020	$66,666.64	$2,500.00	$10,833.34	$58,333.30

NOTE 10 - NOTES PAYABLE

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required. There is no maturity date for this note.

Year	Interest Waived
2017	$7,318
2018	4,351
2019	4,770

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

Dates	Quantity of shares	Conversion price	Amount converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000
February 2,2020	27,000,000	0.00343	92,520

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

$83,979 is the accrued interest from 4/1/2020 to 6/30/2020

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

NOTE 11 - MANAGEMENT ASSERTIONS ON THE 2 COURT CASES REGARDING CONVERTIBLE PROMISSORY NOTES OF PREDECESSOR

1) Mammoth West Corporation [case# 17 CH 778, 19th Circuit Court of Lake County, IL], J. P. Carey Limited Partners, L.P. v. PotNetwork Holdings, Inc., [Case No.3:18-CV-00873-WWE, US District Court for the District of Connecticut] and Southridge Partners II Limited Partnership [case# 3:17-cv-01925, Connecticut] each filed a civil complaint about its convertible promissory note (each referred to as a “Note”).

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

8) The dispute between the parties surrounds the conversion price.

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

14) On August 17, 2020, JP Carey Limited Partners L.P. and the Company came to a settlement, whereby the Company agreed to issue 28 million shares of the Company’s common stock to JP Carey, subject to certain leak out provisions. The case has subsequently been dismissed.

15) On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so.

16) The Company has been and continues to vigorously defend itself against the Mammoth claim.

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

The Company and its subsidiaries settled the matter at mediation on July 14, 2020. The parties completed the final documentation of the settlement and the case was dismissed on August 27, 2020. Pursuant to the settlement agreement the Company agreed to issue a $10 voucher to purported class members, pay the named plaintiff $5,000 and pay the law firms that brought the suit $200,000 in legal fees to be paid over 30 months, secured by a pledge of shares of the Company’s common stock.

First Capital Venture Co. vs. T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed a lawsuit against its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to the processor ceasing to accept MasterCard payments from the Company’s customers for the Company’s products. The Court has granted a motion to transfer the case to Nevada where it will be filed as reflected in the merchant processing agreement. The litigation remains in its early stages.

NOTE 12 - SUBSEQUENT EVENTS JUNE 30, 2020

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

NOTE 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE”, “RELATED PARTY TRANSACTIONS”

During the fiscal year 2019, Distribution Wholesale, Inc, a Florida Corporation, of which Kevin Hagen, CEO and President, advanced to the company $1,626,588.64 (the Advances) in the form of payments to several suppliers. On December 31, 2019, on the settlement of the debt created by the Advances, the board of Directors of the company issued a common stock Purchase Warrant, exercisable over 5 years, for 75,305,030 shares of common stock of the company at a price per share of $0.0216 to the Distribution Wholesale, Inc.

Consequently, the advances have been recorded as additional paid in capital on the Balance sheet of the company as of June 30, 2020.

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

Results of Operations

Results of Operations during the six months ended June 30, 2020 as compared to the period ended June 30, 2019.

For the six-month period ended June 30, 2020 and 2019 we had revenues of $5,285,564 and $10,528,121 respectively. The decrease in revenue is due to increased competition in the sector and less overall spending on marketing.

Our Gross Profit from the sale of all products for the six-month period ended June 30, 2020 and June 30, 2019 was $2,323,130 and $4,152,237 respectively, or a decrease of 44%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins. Conversely, the expanded market is creating beneficial price fluctuations in the costs of ingredients as sources of supply expand which we believe will enable us to sustain comparable margins in the year ahead.

Our Net Profit for the six-month period ended June 30, 2020 compared to June 30, 2019 decreased to ($24,723) from $120,943, a decrease of 120%, attributable to a decrease in overall revenues for the period.

Operating expenses for the six-month period ended June 30, 2020 compared to June 30, 2019 decreased to $2,166,754 as compared to $3,868,076, a decrease of 44% attributable to a decrease in in each category of operating expenses during the period in 2020.

Total expenses for the six-month period ended June 30, 2020 were $2,347,853 with interest expense being $181,099 compared to $4,031,294 with interest expense of $163,218 for the comparable period of 2019. A decrease of 42% year over year.

Liquidity and Capital Resources

Assets increased from $6,124,893 at the Company’s fiscal year end of December 31, 2019 to $6,209,227 at June 30, 2020. The increase in the assets is attributable to an increase in prepaid expenses, primarily an increase in advances paid to the drop shipper.

Liabilities increased from $5,907,000 as at December 31, 2019 to $5,923,537 as at June 30, 2020. The increase is mainly attributed to loans to the Company for its operating activities.

Cash Flow from Operating Activities

Net cash from operations for the six-month period ended June 30, 2020 was ($22,148) as compared to ($1,938,272) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2019 was $-0- as compared to $386,150 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2020 was $168,599 as compared to $1,072,068 for the same period in 2019.

Results of Operations during the three months ended June 30, 2020 as compared to the period ended June 30, 2019.

For the three-month period ended June 30, 2020 and June 30, 2019, we generated revenues of $2,980,057 and $4,345,411 respectively, a 31% decrease year over year.

Our Gross Profit from the sale of all products for the three-month period ended June 30, 2020 and June 30, 2019 was $938,497 and $1,554,194 respectively, or a decrease of 40%. Sales and marketing expenses decreased from $458,210 for the three-month period ended June 30, 2019 to $457,649 for the three-month period ended June 30, 2020, a decrease of less than 1%, and overall total operating expenses decreased for the same period from $1,406,281 to $859,362, a decrease of 39%. Our Net Profit for the three-month period ended June 30, 2020 and June 30, 2019 decreased from $69,479 in 2019 to ($12,345) in 2020, a decrease of 118%, attributable primarily to a decrease in revenues.

Liquidity and Capital Resources

As of June 30, 2020, we had $6,290,227 in total assets including cash and cash equivalents of $217,032 and $649,312 in accounts receivable and $5,342,884 in prepaid advances to our drop shipper, as compared to $6,124,893 in total assets on December 31, 2019 including cash and cash equivalents of $70,581 and $5,070,696 in prepaid advances to our drop shipper. An increase in assets from December 31, 2019 to June 30, 2020 of 1%.

As of June 30, 2020, we had total liabilities of $5,923,537 consisting of accounts payable of $1,613,959, notes payable of $4,267,978 and an amount due a third party of $41,600. As of December 31, 2019, we had total liabilities of $5,907,000 including accounts payable of $1,673,501 and notes payable of $4,192,539 and an amount due a third party of $40,960, an overall year over year increase of 0.3%.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended June 30, 2020 was $107,585 as compared to ($734,838) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended June 30, 2020 was $-0- as compared to $386,150 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended June 30, 2020 was $83,980 as compared to ($131,366) for the same period in 2019.

Results of Operations during the three months ended June 30, 2020 as compared to the period ended June 30, 2019.

For the three-month period ended June 30, 2020 and 2019 we had revenues of $2,980,057 and $4,345,411 respectively, a decrease of 31%.

Our Gross Profit from the sale of all products for the three-month period ended June 30, 2020 and June 30, 2019 was $938,497 and $1,554,194 respectively, or a decrease of 40%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on revenues and gross profit margins.

Our Net Profit (Loss) for the three-month period ended June 301, 2020 compared to June 30, 2019 decreased to a Loss of ($12,345) from a Net Profit of $69,479 respectively, attributable to the decrease in revenues.

Operating expenses for the three-month period ended June 30, 2020 compared to June 30, 2019 decreased to $859,362 as compared to $1,406,281, a decrease of 39% attributable to a decrease in overall expenses for the period as compared to the same period in 2019.

Total expenses for the three-month period ended June 30, 2020 were $950,842 with interest expense being $91,480 compared to $1,484715 with interest expense of $78,434 for the comparable period of 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had $6,209,227 in total assets including cash and cash equivalents of $217,032, $649,312 in accounts receivable, and $5,342,884 in prepaid advances consisting of prepayments to our drop shipper, as compared to $6,124,893 in total assets on December 31, 2019 including cash and cash equivalents of $70,581, $5,070,696 in prepaid advances to our drop shipper, and $9,000 in other advances. The increase in assets from December 31, 2019 to June 30, 2020 is 1%.

As of June 30, 2020, we had total liabilities of $5,923,537 consisting of accounts payable of $1,613,959, notes payable of $4,267,978 and an amount due a third party of $41,600. As of December 31, 2019, we had total liabilities of $5,907,000 including accounts payable of $1,673,501 and notes payable of $4,192,539 and an amount due a third party of $40,960. The increase in total liabilities from December 31, 2019 to June 30, 2020 is less than 1%.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended June 30, 2020 was $107,585 as compared to ($734,838,000) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended June 30, 2020 was -0- as compared to $386,150 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended June 30, 2020 was $83,980 as compared to ($131,366) for the same period in 2019.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

First Capital Venture Co. VS T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed a lawsuit against its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to the processor ceasing to accept MasterCard payments from the Company’s customers for the Company’s products. The Court has granted a motion to transfer the case to Nevada where it will be filed as reflected in the merchant processing agreement The litigation remains in its early stages.

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

On August 17, 2020, JP Carey Limited Partners L.P. and the Company came to a settlement, whereby the Company agreed to issue 28 million shares of the Company’s common stock to JP Carey, subject to certain leak out provisions. The case has subsequently been dismissed.

On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so.

The Company has been and continues to vigorously defend itself against the Mammoth claim.

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

The Company and its subsidiaries settled the matter at mediation on July 14, 2020. The parties completed the final documentation of the settlement and the case was dismissed on August 27, 2020. Pursuant to the settlement agreement the Company agreed to issue a $10 voucher to purported class members, pay the named plaintiff $5,000 and pay the law firms that brought the suit $200,000 in legal fees to be paid over 30 months, secured by a pledge of shares of the Company’s common stock.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On February 6, 2020, the Company issued 27,000,000 common shares to a note holder upon the conversion of $81,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

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

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement with First Capital Venture Co.*
3.1	Articles of Incorporation*
3.1-1	Amendment to Articles of Inc., February 5, 2020 (1)
3.2	Bylaws*
10.1	Purchase Agreement with PotNetwork Media Group, Inc.*
10.2	Employment Agreement with Richard Goulding*
10.3	Securities Purchase Agreement Dated October 25, 2018*
10.4	Convertible Note Dated October 25, 2018*
10.5	Securities Purchase Agreement Dated February 7, 2019*
10.6	Convertible Note Dated February 7, 2019*
10.7	Common Stock Purchase Warrant dated December 31, 2019*
10.8	Settlement Agreement Potter v PotNetwork et al.**
10.9	Settlement Agreement JP Carey v PotNetwork et al.**
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**

__________

*Previously filed

(1) Filed as Exhibit 3.1 on Form 8-K dated February 6, 2020

**Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: September 8, 2020	By:	/s/ Kevin Hagen
Kevin Hagen, CEO
Principal Executive Officer

