Form 10-Q
period 2020-09-30
PotNetwork Holdings, Inc.
filed 2020-11-20
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of November 20, 2020, there were 779,836,384 shares of common stock issued and outstanding.

POTNETWORK HOLDINGS INC.

As of September 30, 2020

BALANCE SHEET

	30-Sep-20	31-Dec-19
Assets
Current Assets
Cash/Bank Balances	$33,628	$70,581
Accounts Receivable
From Customers		$325,305
From related parties		$-
From others	$649,312	$649,312
Total Accounts Receivable	$649,312	$974,617
Advances - Drop Shipper	$4,717,051	$5,070,696
Prepaid Expenses		$9,000
Total Current assets	$5,399,991	$6,124,893
TOTAL ASSETS	$5,399,991	$6,124,893

Liabilities
Current Liabilities
Payables	$1,199,770	$1,673,501
Current portion of Notes Payable, convertible	$319,161	$358,949
Total Current Liabilities	$1,518,930	$2,032,450
Long-term Liabilities
Loan from 3rd Party with interest	$26,412	$32,000
EIDL loan from SBA	$159,900	$-
PPP loan from SBA	$135,404	$-
Notes Payable	$4,036,182	$3,842,550
Total long-term liabilities	$4,357,898	$3,874,550
Total Liabilities	$5,876,828	$5,907,000

Stockholders' Equity
Common: Authorized 1,500,000,000 shares, $.00001 par value; and 779,836,384 Issued and outstanding as of September 30, 2020 and 700,836,384 shares issued and outstanding as of December 31, 2019	$4,185,656	$3,995,840
Preferred Stock Class A Authorized - 50,000 shares, $.00001 Par value; and 34,289 Issued and outstanding, as of September 30, 2020 and 34,289 issued and outstanding as of December 31, 2019	$400	$400
Additional Paid-in Capital	$1,626,589	$1,626,589
Retained Earnings	$(6,289,482)	$(5,404,935)
Total Stockholders' Equity	$(476,837)	$217,893
Total Liabilities & Equity	$5,399,991	$6,124,893

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC.

INCOME STATEMENT

	3 months ended		9 months ended
	30-Sep-20	30-Sep-19	30-Sep-20	30-Sep-19
Revenue
Sales	$2,486,678	$3,629,621	$7,476,938	$14,157,742
Cost of goods sold	$1,682,902	$2,181,802	$4,655,274	$8,557,686
Gross profit	$803,776	$1,447,819	$2,821,664	$5,600,056

Operating expenses
Research and development	$-	$-	$-	$-
Sales & Marketing	$743,209	$1,695,562	$2,422,382	$5,108,343
General & Administrative Expenses	$437,242	$172,461	$927,757	$627,756
Total operating expenses	$1,180,451	$1,868,023	$3,350,139	$5,736,099

Financing expenses
Interest Exp	$90,122	$84,764	$356,072	$247,982
Total financing expenses	$90,122	$84,764	$356,072	$247,982

Total Expenses	$1,270,573	$1,952,787	$3,706,211	$5,984,081

Profit (Loss) before Income Tax	$(466,797)	$(504,968)	$(884,546)	$(384,025)
Provision for Income Tax	$-	$-	$-	$-
Net Profit (Loss)	$(466,797)	$(504,968)	$(884,546)	$(384,025)

Earnings per share	$(0.000599)	$(0.000721)	$(0.001134)	$(0.000548)
Basic and diluted	$(0.000599)	$(0.000721)	$(0.001134)	$(0.000548)

Basic and diluted weighted average common shares outstanding	779,836,384	700,836,384	779,836,384	700,836,384

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC.

CASH FLOWS STATEMENT

	3 months ended		9 months ended
	30-Sep-20	30-Sep-19	30-Sep-20	30-Sep-19
Net Income (Loss)	$(466,797)	$(504,968)	$(884,546)	$(384,025)
Adjustments to reconcile net income (loss)
Accounts Receivable from customers		$43,847		$55,860
Accounts Receivable from others	$751,810	$(500,000)	$353,644	$(500,000)
Other Assets	$54,401	$570,696	$334,305	$(1,189,851)
Payable	$(427,074)	$75,682	$(473,731)	$(356,963)
Total Adjustments to reconcile net income (loss)	$379,137	$190,224	$214,218	$(1,990,953)
Net cash from the current year operations	$(87,660)	$(314,744)	$(670,328)	$(2,374,978)
Investing
Common Stock	$97,296	$9,875	$189,816	$396,025
Preferred A Stock		$0		$0
Net cash provided by investing activities	$97,296	$9,875	$189,816	$396,025
Financing
Third Party Loan	$(14,636)	$640	$(13,356)	$1,920
PPP Loan from SBA			$159,900
EIDL Loan from SBA			$135,404
Notes Payable	$1,962	$268,332	$161,612	$1,461,082
Net cash provided by financing activities	$(12,674)	$268,972	$443,560	$1,463,002
Net change in cash and cash equivalents	$(3,038)	$(35,896)	$(36,953)	$(515,950)
Cash and cash equivalents, beginning of period	$36,666	$104,372	$70,581	$584,426
Cash and cash equivalents, end of period	$33,628	$68,476	$33,628	$68,476

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

STOCKHOLDERS' EQUITY

	Preferred	Preferred Share	Common		Surplus
	Shares	Capital	Shares	Amount	(Deficit)	Total
Balance as of Dec. 31, 2017	39,839	$400	569,920,485	$450,573	$(2,279,739)	$(1,828,766)
Shares Issued			215,444,227	$2,718,467		$2,718,467
Shares Cancelled			(216,000,000)			$(2,323,469)
Net Profit (Loss)					$242,634	$242,634
Balance as of Dec. 31, 2018	39,839	$400	569,364,712	$3,169,040	$(2,037,105)	$1,132,335
Shares Issued			131,471,672	$826,800		$826,800
Addl Paid-in Capital					$1,626,589	$1,626,589
Net Profit (Loss)					$(3,367,831)	$(3,367,831)
Balance as of Dec. 31, 2019	34,289	$400	700,836,384	$3,995,840	$(3,778,347)	$217,893
Shares Issued			79,000,000	$189,816		$189,816
Net Profit (Loss)					$(884,546)	$(884,546)
Balance as of Sep. 30, 2020	34,289	$400	779,836,384	$4,185,656	$(4,662,893)	$(476,837)

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS INC.

NOTES TO FINANCIAL STATEMETNS

September 30, 2020

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

➢ ASSESSMENT OF COLLECTABILITY:

1.	Receivables supervisor is authorized to collect delinquent accounts

2.	The Treasurer has the authority to assign accounts to a third party for collection

3.	Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop-shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.

4.	An adequate provision for doubtful accounts must be established. When all reasonable efforts fail to collect an account receivable and it has been approved for write off, the related provision for doubtful accounts should be reduced.

5.	Control and Subsidiary Accounts: The accounting system incorporates control accounts, where applicable, to ensure the completeness and accuracy of individual accounts. The Receivables supervisor must maintain subsidiary accounts for individual debtors in a manner that discloses, at a given point in time, the aggregate amount owed by each debtor as well as individual amounts making up the aggregate amount. Monthly, the subsidiary accounts for each accounts receivable must be reconciled with the control account.

6.	Checks that are returned from the bank as non-negotiable are assessed a returned cheque charge. If there are 2 cheques returned from the same customer within a month, no further cheques will be accepted from the customer unless the cheques are certified, until there is an acceptable payment history for a further one-year period.

7.	Statements to Debtors: Statements must be issued to debtors, on a monthly basis, providing meaningful and concise information on the status of their debts. Accounts receivable are considered overdue when a debtor does not pay or resolve the debt within 30 days from the invoice date or a written request for payment to the debtor.

8.	All actions taken to collect overdue accounts must be documented.

9.	If there is no response after the initial contact at the 30-day point (within a 30-day period - 60 days from date of invoice), accounts will be forwarded to Treasury Staff to take prompt and vigorous action to collect overdue accounts receivable.

10.	Accounts receivable, in most cases, should be at least 30 days overdue (i.e., 60 days after invoice notification), before staff advises debtors that their accounts are overdue and that the accounts may be:

i.	Turned over to a private collection agency;

ii.	subject to legal action

iii.	Credit privileges will be revoked; and/or account may be suspended.

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

The components of the deferred tax assets and liabilities are as follows:

Deferred tax assets:	September 30, 2020	December 31, 2019
Net operating loss carryovers	$6,289,482	$5,404,935
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$6,289,482	5,404,935
Valuation allowance	(6,289,482)	(5,404,935)
Net deferred tax asset	$-	$-

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

NOTE 8 - CAPITAL STOCK

Common Stock, authorized 1,500,000,000 shares $ 0.00001 par value, 779,836,384 shares Issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned in note 10.

Class A Preferred Stock - Preferred Stock Class A, $ 0.00001 par value, 50,000 shares authorized, 34,289 shares Issued and outstanding as on the balance sheet date

NOTE 9 - Loan from Kabbage

Company received a new loan on 1/9/2020 amounting $100,000 from Kabbage. Monthly payments are made on 2/29/2020, 3/27/2020,4/27/2020,5/27/2020 and 6/27/2020.The payment of $10,833.34 includes interest portion

Date	Beginning	Interest	Payment	Ending
2/27/2020	$100,000.00	$2,500.00	$10,833.34	$91,666.66
3/27/2020	$91,666.66	$2,500.00	$10,833.34	$83,333.32
4/27/2020	$83,333.32	$2,500.00	$10,833.34	$74,999.98
5/27/2020	$74,999.98	$2,500.00	$10,833.34	$66,666.64
6/27/2020	$66,666.64	$2,500.00	$10,833.34	$58,333.30
7/27/2020	$58,333.30	$2,500.00	$10,833.34	$49,999.90
8/27/2020	$49,999.90	$2,500.00	$10,833.34	$41,666.50
9/27/2020	$41,666.50	$2,500.00	$10,833.34	$33,333.10

NOTE 10 - Notes Payable

Payee: SBA

On June 18, 2020 this Company received $159,900 from the SBA as the Economic Injury Disaster Loan which is repayable with 1% interest for staying in the business during the pandemic.

On May 5, 2020 this Company received from the SBA, the sum of $135,404 as part of the Paycheck Protection Program, which is a grant and not re-payable, provided the lending bank certifies the forgiveness within this calendar year.

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required. There is no maturity date for this note.

Year	Interest Waived
2017	$7,318
2018	$4,351
2019	$4,770
2020	$4,831

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

Dates	Quantity of shares	Conversion price	Amount converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000
February 2,2020	27,000,000	0.003	92,520
August 20, 2020	24,000,000	0.003	82,248

Per the above table:

$246,000 was converted into common stock in 2017;

$284,650 was converted into common stock in 2018;

$216,150 was converted into common stock in 2019;

$174,768 was converted into common stock in 2020.

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

$84,210 is the accrued interest from 6/30/2020 to 9/30/2020

On June 16, 2020, the Board of Directors approved the Company’s subsidiary, First Capital Venture, entering into a Disaster Relief Loan from the US Small Business Administration in the amount of $150,000. The loan is secured by a security interest in all the assets of First Capital Venture and is for working capital purposes.

NOTE 11 - Management Assertions Regarding Current Legal Proceedings

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

Each Plaintiff has sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. The Company disputed the conversion amounts presented by the Plaintiffs

The relief sought by each Plaintiff in each case is as follows:

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

On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so. Southridge may seek to refile its claim.

On October 22, 2020, the Company entered into a settlement agreement with Mammoth Corporation which is subject to a fairness hearing scheduled for November 20, 2020.

Potter v. PotNetwork Holdings, Inc., Diamond CBD, Inc., and First Capital Venture Co., CASE NO.: 19-24017-CV-SCOLA, US District Court for the Southern District of Florida.

Plaintiff Potter alleged that she purchased certain products from Diamond CBD that contained levels of CBD that were less than the amount stated on the packaging and south class action status.

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

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE,

Related Party Transactions

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

Consequently, the advances have been recorded as additional paid in capital on the Balance sheet of the company as of March 31, 2020.

NOTE 13. SUBSEQUENT EVENTS

We have evaluated events subsequent to the period ended September 30, 3030 through November 17, 2020.

On October 1, 2020, the Company issued 8,854,782 common shares to a note holder upon the conversion of $75,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

As reported on Form 8-K on October 27, 2020, on October 22, 2020 Kevin Hagen resigned as Chief Executive Officer, President and a director of PotNetwork Holdings, Inc. (the “Company”). Mr. Hagen will retain his position as President of First Capital Venture Co., a subsidiary of the Company. Mr. Hagen’s resignation was not the result any disagreement with the Board of Directors of the Registrant with respect to its operations, policies or practices. He continues to be a significant shareholder of the Registrant.

On October 22, 2020, Lee Lefkowitz was appointed as Chief Executive Officer, President and a director of the Company. At this time, the Company has not entered into an employment agreement with Mr. Lefkowitz.

Lee Lefkowitz, age 50, CEO, President, Director. For much of his career Mr. Lefkowitz has been a serial entrepreneur owning and operating his own businesses. Most recently he has invested in and co-founded All Natural Way Corp. and B2H LLC, companies operating in areas of CBD business that POTN does not. He also was an early investor in several other startup companies. Prior to 2015 he worked as an accountant, focusing on both domestic and international corporate accounts. Mr. Lefkowitz, in addition, has considerable experience managing multi-faceted accounting functions, and in the private sector has overseen and administered an over $10 million annual budget. He holds a BA in Psychology for the State University of New York as well as an AAS in Business Administration.

On November 1, 2020, Murugan Venkat, Chief Financial Officer of the Company resigned due to other business commitments. As a result, Mr. Lefkowitz, CEO, assumed the responsibilities of the Chief Financial Officer position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward- looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

The primary business of PotNetwork Holdings, Inc. (“POTN”) is conducted through its primary subsidiary, First Capital Venture Co., whose subsidiary, Diamond CBD, Inc. (“Diamond CBD”) is engaged in the development and sale of hemp-derived CBD oil containing products. The Company also owns and operates PotNetwork Media Group, Inc., operator of the informational website to the cannabis and CBD industry, PotNetwork.com.

Results of Operations

Results of Operations during the nine months ended September 30, 2020 as compared to the period ended September 30, 2019.

For the nine-month period ended September 30, 2020 and 2019 we had revenues of $7,476,938 and $14,157,742 respectively, a decrease of 47%. The decrease in revenue is due to increased competition in the sector and less overall spending on marketing.

Our Gross Profit from the sale of all products for the nine-month period ended September 30, 2020 and September 30, 2019 was $2,821,664 and $5,600,056 respectively, or a decrease of 50%. Percentage gross margin decreased slightly to 37.7% from 39.5%. Continued growth of the overall consumer market for CBD products and anticipated increases in competition are anticipated to continue to create pressure on gross profit margins. Conversely, the expanded market is creating beneficial price fluctuations in the costs of ingredients as sources of supply expand which we believe will enable us to sustain comparable margins in the year ahead.

Our Net Profit for the nine-month period ended September 30, 2020 compared to September 30, 2019 decreased to ($749,142) from ($384,025), a decrease of 130%, attributable to a decrease in overall revenues and gross margin for the period.

Operating expenses for the nine-month period ended September 30, 2020 compared to September 30, 2019 decreased to $3,350,139 as compared to $5,736,099, a decrease of 41.6% attributable to a decrease in in each category of operating expenses during the period in 2020.

Total expenses for the nine-month period ended September 30, 2020 were $3,706,211 with interest expense being $356,072 compared to $5,984,081in total expenses and interest expense of $247,982 for the comparable period of 2019. A decrease of 38% year over year.

Liquidity and Capital Resources

Assets decreased from $6,124,893 at the Company’s fiscal year end of December 31, 2019 to $5,399,991 at September 30, 2020. The decrease in the assets is attributable to a decrease in prepaid expenses, primarily in advances paid to the drop shipper.

Liabilities decreased from $5,907,000 as at December 31, 2019 to $5,876,828 as at September 30, 2020. The decrease is mainly attributed to a reduction in the outstanding balance of notes payable due to conversions to equity, and a reduction in 3rd party loans.

Cash Flow from Operating Activities

Net cash from operations for the nine-month period ended September 30, 2020 was ($670,328) as compared to ($2,374,974) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2020 was $189,816 as compared to $396,025 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2020 was $443,560 as compared to $1,463,002 for the same period in 2019.

Results of Operations during the three months ended September 30, 2020 as compared to the period ended September 30, 2019.

For the three-month period ended September 30, 2020 and September 30, 2019, we generated revenues of $2,486,678 and $3,629,621 respectively, a 31.5% decrease year over year.

Our Gross Profit from the sale of all products for the three-month period ended September 30, 2020 and September 30, 2019 was $803,776 and $1,447,819 respectively, or a decrease of 44.5%. Sales and marketing expenses decreased from $1,695,562 for the three-month period ended September 30, 2019 to $743,209 for the three-month period ended September 30, 2020, a decrease of 56%, and overall total operating expenses decreased for the same period from $1,868,023 to $1,180,451 a decrease of 58%. Our Net Profit (Loss) for the three-month period ended September 30, 2020 and September 30, 2019 decreased from ($504,968) in 2019 to ($466,797) in 2020, a change of 7.6%, attributable primarily to a reduction in total expenses for the period.

Liquidity and Capital Resources

As of September 30, 2020, we had $5,399,991 in total assets including cash and cash equivalents of $33,628 and $649,312 in accounts receivable and $4,717,051 in prepaid advances to our drop shipper, as compared to $6,124,893 in total assets on December 31, 2019 including cash and cash equivalents of $70,581 and $5,070,696 in prepaid advances to our drop shipper. A decrease in assets from December 31, 2019 to September 30, 2020 of 11.8%.

As of September 30, 2020, we had total liabilities of $5,741,424 consisting of accounts payable of $1,199,770, notes payable of $4,355,343 and amounts due to third parties of 26,412. In addition, we had a SBA payroll loan in the amount of $159,900. As of December 31, 2019, we had total liabilities of $5,907,000 including accounts payable of $1,673,501 and notes payable of $4,192,539 and an amount due a third party of $32,000, a year-to-date decrease of 2.8% in total liabilities.

Cash Flow from Operating Activities

Net cash from operations for the three-month period ended September 30, 2020 was ($87,660) as compared to ($314,744) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the three-month period ended September 30, 2020 was $97,296 as compared to $9,875 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three-month period ended September 30, 2020 was ($12,674) as compared to $268,972 for the same period in 2019.

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

Effective of Disclosure Controls and Procedures

Management has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The results of this evaluation determined that our disclosure controls and procedures, as well as our internal control over financial reporting, were effective as of September 30, 2020.

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

Each Plaintiff has sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. The Company disputed the conversion amounts presented by the Plaintiffs.

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

On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so. Southridge may seek to refile its claim.

On October 22, 2020, the Company entered into a settlement agreement with Mammoth Corporation which is subject to a fairness hearing scheduled for November 20, 2020.

Potter v. PotNetwork Holdings, Inc., Diamond CBD, Inc., and First Capital Venture Co., CASE NO.: 19-24017-CV-SCOLA, US District Court for the Southern District of Florida.

Plaintiff Potter alleged that she purchased certain products from Diamond CBD that contained levels of CBD that were less than the amount stated on the packaging and south class action status.

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

On August 20, 2020 the Company issued 28,000,000 common shares to J.P. Carey Limited Partners, L.P., in settlement in full of the case, “J. P. Carey Limited Partners, L.P. v. PotNetwork Holdings, Inc., Case No.3:18-CV-00873-WWE, US District Court for the District of Connecticut”, filed May 24, 2018. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On October 1, 2020, the Company issued 8,854,782 common shares to a note holder upon the conversion of $75,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

As reported on Form 8-K on October 27, 2020, on October 22, 2020 Kevin Hagen resigned as Chief Executive Officer, President and a director of PotNetwork Holdings, Inc. (the “Company”). Mr. Hagen will retain his position as President of First Capital Venture Co., a subsidiary of the Company. Mr. Hagen’s resignation was not the result any disagreement with the Board of Directors of the Registrant with respect to its operations, policies or practices. He continues to be a significant shareholder of the Registrant.

On October 22, 2020, Lee Lefkowitz was appointed as Chief Executive Officer, President and a director of the Company. At this time, the Company has not entered into an employment agreement with Mr. Lefkowitz.

Lee Lefkowitz, age 50, CEO, President, Director. For much of his career Mr. Lefkowitz has been a serial entrepreneur owning and operating his own businesses. Most recently he has invested in and co-founded All Natural Way Corp. and B2H LLC, companies operating in areas of CBD business that POTN does not. He also was an early investor in several other startup companies. Prior to 2015 he worked as an accountant, focusing on both domestic and international corporate accounts. Mr. Lefkowitz, in addition, has considerable experience managing multi-faceted accounting functions, and in the private sector has overseen and administered an over $10 million annual budget. He holds a BA in Psychology for the State University of New York as well as an AAS in Business Administration.

On November 1, 2020, Murugan Venkat, Chief Financial Officer of the Company resigned due to other business commitments. As a result, Mr. Lefkowitz, CEO, assumed the responsibilities of the Chief Financial Officer position.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement with First Capital Venture Co.*
3.1	Articles of Incorporation*
3.1-1	Amendment to Articles of Inc., February 5, 2020 (1)
3.2	Bylaws*
10.1	Purchase Agreement with PotNetwork Media Group, Inc.*
10.2	Employment Agreement with Richard Goulding*
10.3	Securities Purchase Agreement Dated October 25, 2018*
10.4	Convertible Note Dated October 25, 2018*
10.5	Securities Purchase Agreement Dated February 7, 2019*
10.6	Convertible Note Dated February 7, 2019*
10.7	Common Stock Purchase Warrant dated December 31, 2019*
10.8	Settlement Agreement Potter v PotNetwork et al.*
10.9	Settlement Agreement JP Carey v PotNetwork et al.*
10.10	Settlement Agreement Mammoth West Corporation v. PotNetwork Holding Inc., et al.**
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002**

*Previously filed

(1) Filed as Exhibit 3.1 on Form 8-K dated February 6, 2020

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTNETWORK HOLDINGS, INC.

Date: November 20, 2020	By:	/s/ Lee Lefkowitz
Lee Lefkowitz, CEO
Principal Executive Officer

