Form 10-K
period 2020-12-31
PotNetwork Holdings, Inc.
filed 2021-09-28
CIK 1746563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission ﬁle number: 000-55969

POTNETWORK HOLDINGS, INC.
(Exact name of registrant as speciﬁed in its charter)

Colorado	46-5470832
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identiﬁcation No.)

3531 Griffin Road, Fort Lauderdale, FL	33312
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code 800-433-0127

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2020, was $3,783,482 based on the closing market price of the Registrant’s Common Stock on Yahoo Finance on that date.

As of September 27, 2021, there were 909,974,924 shares of common stock issued and outstanding.

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

ITEM 1. BUSINESS

Our Corporate History and Background

The Company’s primary business is conducted through its subsidiary, First Capital Venture Co., whose wholly-owned subsidiary, CBD, LLC, does business under the trade style, Diamond CBD (“Diamond CBD”) and is engaged in the development and sales of hemp-derived CBD oil containing products, the majority of which contain “Full Spectrum CBD”, “Broad Spectrum CBD”, or “CBD Isolate”. For all practical purposes First Capital Venture Co. conducts its business as Diamond CBD.

Hemp-derived CBD is distinguishable from CBD derived from marijuana. Hemp-derived CBD contains not more than 0.3 percent of THC, while marijuana contains in excess of this amount. As such, we believe that our hemp-derived CBD products are regulated under the Agricultural Act of 2018, commonly known as the “Farm Bill”.

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

The Company maintains that all products produced and marketed by it, are in compliance with the Farm Bill and all other federal and state law and regulation. Diamond CBD offers its products for sale direct to consumers via its website at http://www.diamondcbd.com, as well as through distributors and resellers in the United States.

Corporate History

PotNetwork Holdings, Inc., (the “Company” or the “Registrant”) was originally incorporated in Nevada in 1988 as H P Capital Corp.

In 1996, it changed its name to Araldica Wineries Ltd., and in 2000, to Interactive Solutions Corp, which in 2004, reverse merged with y Medical CD, Ltd., and redomiciled to Wyoming. The Company then underwent a series of name changes: United Treatment Centers, Inc., from June 26, 2008 to February 4, 2013, Element Trading Holding Inc., from February 4, 2013-March 5, 2014, United Treatment Centers, Inc., from March 5, 2014 to July 21, 2015, PotNetwork Holdings Inc., from July 21, 2015 to May 20, 2016, SND Auto Group, Inc., from May 20, 2016 to January 5, 2017, and to PotNetwork Holdings Inc. on January 30, 2017. On March 3, 2017, the Company as PotNetwork Holdings, Inc., redomiciled to Colorado.

On January 30, 2017, the Company acquired via reverse triangular merger 100% of the ownership interest of the privately-held First Capital Venture Co., a Florida corporation. First Capital Venture Co. through CBD, LLC doing business as Diamond CBD, was selling numerous CBD and related products at both wholesale and retail, and by direct ecommerce sales to consumers over the age of 18.

Pursuant to a Share Exchange and Reorganization Agreement, the First Capital Venture Co. shareholders exchanged their shares which they held in First Capital Venture Holdings Co. for an aggregate total of 50,000 Class A preferred shares of the Company, wherein the shareholders would own 100% of this class of stock of the Company (the “Class A Preferred Shareholders”), which in the aggregate conferred voting control of the Company. First Capital Venture Co. became a wholly-owned subsidiary of the Company as result of the transaction.

In a separate transaction, on June 8, 2017, pursuant to a Stock Purchase Agreement PotNetwork Holdings Inc. acquired all the capital stock of PotNetwork Media Group, Inc., a Nevada corporation (“PMG”), in exchange for 3,000,000 shares of the Company’s common stock issued to the shareholders of PMG, and the cancellation of an outstanding $50,000 promissory note between the Company and PMG. As a result, PMG became a wholly-owned subsidiary of the Company. PMG is the owner of the website www.potnetwork.com. Potnetwork.com is an informational website on the overall cannabis industry and does not market any products.

PotNetwork Holdings Inc., therefore, has two (2) wholly-owned subsidiaries:

●	First Capital Venture Co., a Florida corporation which has as its wholly-owned subsidiary, CBD, LLC, a Florida limited liability company, doing business nationally as Diamond CBD; and

●	PotNetwork Media Group, Inc., a Nevada corporation, operator of the website, PotNetwork.com.

Existing Products

First Capital Venture Co. through its wholly-owned subsidiary, CBD, LLC, using the trade style of Diamond CBD, offers numerous products that are marketed under several brand names, including “Diamond CBD”, “Chill”, “Relax”, “MediPets” and the premium “Meds BioTech” label, as well as several others. In total, under its various brand names, Diamond CBD offers hundreds of products in variations by flavor, concentration and size that are sold direct to consumers over its website, http://www.diamondcbd.com/, and over a nationwide distribution network of distributors and resellers that sell to thousands of brick-and-mortar retailers and other online merchants.

The overall product line, because of its size, is constantly in flux as new products are added and products are culled based on several factors including, but not limited to, consumer acceptance. For example, due to consumer demand, Diamond CBD has recently added to its product line, additional CBD derivative products that it believes are subject to the same federal regulation under the Farm Bill as are its other CBD products.

While most of the products marketed under the Diamond CBD brand are geared to human health and wellness, its “MediPets” product line is a 100% natural and organic cannabinoid oil-based health and wellness solution for dogs and cats. Along with the Company’s Pet CBD food for small, medium, large dogs and cats, these products offer pet owners a new way to support their pet’s mood and wellness in a non-invasive, non-toxic way. Technavio, a leading market research firm, recently analyzed the global pet care industry and forecasted a CAGR of 5% between 2018-2022 (Global Pet Dietary Supplements Market 2018-2022, March 2018). According to that report, rising pet ownership combined with increased consumer spending on premium natural and organic pet care products are fundamental factors driving that growth.

Under Diamond CBD’s various brands, its products containing CBD and CBD derivatives may be grouped into the following categories:

•	Flavored and unflavored oils in varying concentrations

•	Vaping pens and additives

•	Edibles such as chewable “gummies”, and lollipops

•	Capsules

•	Beverage energy/relaxation “shots”

•	Topical application creams in various concentrations (including the premium “Meds BioTech” brand)

•	Dog and cat wellness products in various dosages and delivery formats (the “MediPets” brand)

•	Skin care, bath and body products

•	Hemp flowers

Product Formulation and Production

Diamond CBD uses its commercial suppliers and contract manufacturers for product research and development, formulation, quality testing, production and packaging. These suppliers and manufacturers hold, as required, the necessary regulatory and other licenses/permits specific to each’s activity. All customer order fulfillment is outsourced under a drop shipment fulfillment model. As a result, the Company does not hold any inventory but rather inventory is held by the drop shipper.

Products and formulations are routinely tested for purity and consistency of active ingredient concentration by third-party laboratories holding the necessary regulatory and other licenses/permits. The Company owns its own propriety formulas for its proprietary products, which it regards are trade secrets (the Company nor its subsidiaries do not own any patents nor have any patents pending on its proprietary products). Through its suppliers, Diamond CBD continuously is engaged in both new product development, product testing and product incremental improvement through its suppliers.

Sales Channels

In addition to selling its products directly to consumers, Diamond CBD depends upon a network of distributors and resellers to market and sell its products nationally where permitted by law. As a result, the Company’s brands are sold through an informal network of thousands of retail points of distribution. No single distributor represents more than 10% of the Company’s aggregate sales volume. The Company continuously evaluates the performance of its distributors and sales channels and periodically restructures or updates its methods of distribution.

The Markets for Our Products

It is expected that U.S. consumer sales of cannabidiol (CBD) will reach around 1.8 billion U.S. dollars by 2022, which would represent a significant increase from around half a billion U.S. dollars in 2018. Following a similar trajectory, sales of legal cannabis in the U.S. are projected to hit 23 billion U.S. dollars in 2025. (Source: https://www.statista.com/statistics/760498/total-us-cbd-sales/) The growth of the market shows that hemp-derived CBD products have become “mainstream” as consumers increasingly perceive them as providing wellness benefits.

Consumer markets served by the Company’s brands are extensive. In terms of geography, its products are sold wherever legal and the Company stipulates to its distribution channels that the products may only be sold to end-user persons eighteen years of age or older (See Item 1A “Risk Factors” for a further explanation of the laws regarding the sale of CBD products).

Initially, the Company focused distribution on market segments receptive to CBD products, such as vape shops, smoke shops and various countercultural focused retail outlets. Distribution efforts were greatly expanded from 2017 through 2020 as the result of investment in new products and channel marketing (e.g., product catalogues and sell sheets, trade show and conference attendance, channel specific sales force), resulting in a broadening of its distribution footprint and segment market penetration. For example, with the addition of specialized product lines, such as Meds BioTech and MediPets, the Company is entering into new market segments such as vitamin/supplement shops, fitness centers, and pet supply stores.

Since its inception, the strategic intent of the Diamond CBD marketing plan has been to create a defendable “marketing wall” around its distribution channels and retail outlets to minimize competitive incursions. The maintenance of such a marketing wall requires ongoing investment and vigilance. Consequently, the Company continues to expend a significant portion of its gross revenue on sales and marketing efforts to build/support consumer awareness and brand preference, as well as to drive direct-to-consumer sales of its many brands.

Competition

Currently, in the United States, there are no businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Competition, outside those companies that provide over 0.3 percent THC containing CBD in States where that is allowed under state law, is limited to numerous brands with geocentric distribution footprints.

Overall at this time, there are no major pharmaceutical manufacturing companies marketing general purpose CBD products into the overall CBD market, however, the Company is expecting such an entry in the future. Competition also includes many small regional marketers/packagers of CBD oil containing products that have a limited distribution footprint.

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

That being said, FDA has yet to take enforcement action against CBD products and has initiated a regulatory process to determine whether there is a regulatory pathway to permit the marketing of these products. Indeed, FDA in recognizing the significant increase in hemp-derived CBD products on the market, the Agency held a public meeting on May 31, 2019, requesting scientific information and data regarding the safety, manufacturing, product quality, marketing, labeling, and sale of products containing hemp-derived CBD. It further requested that comments be filed with the agency by July 2, 2019. This meeting and request for comments signaled FDA’s intent to consider various regulatory options for CBD products, including but not limited to (1) requiring companies to seek approval to market such product; (2) issuing regulations setting forth the conditions which such products may be marketed in food and dietary supplements; or (3) prohibiting the use of hemp-derived CBD in foods and dietary supplements. With that said, there is significant regulatory uncertainty around this category which makes it difficult to predict the likely outcome of this process FDA has initiated. As of the date of this Report, the FDA has not issued subsequent regulatory guidelines.

d. Hemp-derived CBD products are subject to regulation on the state level.

Although the AIA provided clarity regarding the status of hemp-derived CBD under the federal CSA, the AIA did not address the myriad of state laws and regulations governing such products. For example, hemp-derived CBD still meets the definition of a controlled substance under certain laws.

FDA Warning Letter

On March 28, 2019, PotNetwork Holdings received a Warning Letter from the U.S. Food and Drug Administration related to its marketing of CBD products.

(i) The FDA alleged that some claims made on the Diamond CBD website suggested that the products were intended to cure, mitigate, treat, or prevent disease, the definition of a drug under section 201(g)(1)(B) of the FDCA, and as such, the Company was establishing said products as unapproved new drugs. These claims included references to clinical studies on CBD demonstrating health benefits for patients with certain diseases, including Alzheimer’s and diabetes. Based on these claims, the FDA considered the products to be unapproved new drugs in violation of the FDCA.

(ii) The FDA alleged that an such product cannot lawfully be marketed as a dietary supplement because the FDA has concluded that CBD is excluded from the definition of a dietary supplement. Specifically, the section 201(ff)(3)(B)(i) and (ii) of the FDCA excludes from the definition of “dietary supplement” articles that are active ingredients in drugs or for which substantial investigations as a drug have commenced if the substances were not marketed as food or dietary supplements prior to the approval of the drug or commencement of the investigation. Since CBD isolate is the active ingredient in the approved drug, Epidiolex, and substantial clinical investigations have been conducted under IND. FDA has taken the position that there is no evidence that CBD was marketed as a food and dietary supplement prior to the approval or investigation of these drugs and, therefore, any hemp-derived CBD product does not meet the definition of a dietary supplement. Consequently, based on their analysis, any such products may violate the FDCA.

(iii), 301(ll) of the FDCA prohibits food from containing an approved drug or drug for which substantial clinical investigations have been instituted unless such drug was marketed as food prior to the approval of the drug or institution of the clinical investigation. As discussed, FDA has taken the position that there is no evidence that CBD was marketed as food prior to substantial clinical investigations on CBD conducted under IND were made public. Moreover, the Warning Letter states that the Diamond CBD products containing a Nutrition Facts panel are not appropriately marketed because the presence of CBD excludes the product from being marketed as a food. Consequently, such products may violate the FDCA.

In 2019, the Company took significant steps to respond to FDA concerns enumerated in its Warning Letter. The Company removed all claims from its Diamond CBD website that were referenced in the Warning Letter that suggested or implied that any of its CBD products is intended to be used as a drug. The Company also acted swiftly and removed other claims in an effort to ensure compliance with the FDCA and be responsive to FDA’s concerns.

Additionally, on April 30, 2019 independent counsel for the Company provided a written response to the Warning Letter identifying the changes implemented by the Company and responding to the allegations related to CBD prohibition in a dietary supplement. As of date of this filing, the Company has not received any response from the Agency. Nor has it been the subject of any other enforcement action.

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

We are unable to predict the ongoing impact of COVID-19 on our Company.

The overall effect of the travel and other restrictions in place to stop the spread of COVID-19 has had, and continues to have, a significant impact on the overall economy, on retail sales, consumer discretionary spending and our business. Throughout calendar 2020, the Company experienced chronic business and supply chain interruptions which negatively impacted business results and profitability. Moreover, a portion of our business plan is related to the distribution and sale of our products to retail shops which have been negatively impacted by the COVID-19 pandemic. To date in 2021, we continue to experience business and supply chain interruptions as well as strictures on retail distribution and sales. Going forward for 2021 and beyond, we cannot predict what the ongoing negative impact of the COVID-19 pandemic will be, nor how long such effects will last. Additionally, because of the COVID-19 pandemic’s effect on capital markets, the Company may find it difficult to raise additional funds as needed on terms acceptable to us which we will be need to execute our overall, ongoing business plan.

The continuing COVID-19 pandemic presents an ongoing risk to the Company’s ability to continue as a going concern. Moreover, the risk of illness from COVID-19 or its variants to our officers and directors, management and accounting personnel, creates a risk to the efficiency of our existing internal control system and processes, and therefore, increases the risk of material misstatement in the preparation and presentation of our financial data and statements.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our CBD products are not intended to be drugs. Accordingly, we have not been required to obtain FDA approval for our existing CBD products. Moreover, the regulatory status of CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, meaning we may be required to seek FDA’s approval to market food, dietary supplements and other products containing CBD. It is also possible that FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit certain of these products. However, because FDA’s regulatory process development is in its infancy, we cannot predict the likely outcome. In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising is truthful, substantiated and non-misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act.

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

Despite our corrective actions in response to the Warning Letter, as a Company regulated by the FDA and the FTC, we may be subject to enforcement actions by either agency. Enforcement actions by FDA may include a seizure of our products, an injunction issued by a federal court preventing us from selling our products, civil monetary penalties, or, in egregious circumstances, criminal prosecution. The potential enforcement actions that may be taken by the FTC include an injunction in a Federal District Court, an Administrative Cease and Desist Order, or civil monetary penalties. Finally, it is possible that FDA may decide to prohibit the use of CBD in foods and/or dietary supplements. Similar action could likewise occur through state proceedings.

We have a limited operating history and operate in a new industry, and we may not succeed.

The consumer products’ business is a highly competitive and risky business, and such competition from companies much bigger than us could adversely affect our operating results.

We compete with many national, regional and local businesses. We could experience increased competition from existing or new companies in our channel, which could create increasing pressures to grow ours. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of channel share, which would have an adverse effect on our operating results. Other factors that could affect our business are:

●	Consumer tastes
●	National, regional or local economic conditions
●	Disposable purchasing power
●	Demographic trends; and
●	The price of special ingredients that are utilized for our products and other price fluctuation in costs to manufacture our products.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain CBD oil and its derivatives. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

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

Any prolonged disruption in the operations of any of our supplier’s packaging facilities could harm our business.

Any prolonged disruption for any reason to the operations of any of our supplier’s facilities that perform our packaging, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues or other reasons, could result in increased costs and reduced revenues and our profitability and business results could be harmed.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our ability to successfully grow our brands depends on our ability to attract and retain professionals with talent, integrity, enthusiasm and loyalty to our corporate team. If we are unable to attract or retain key personnel, our profitability and growth potential could be harmed.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brands and branded products as well as on our proprietary processes and believe that they are vital to our business. We rely upon copyrights and trade secrets and other intellectual property rights to protect our brands and individual branded products. The success of our business depends on our continued ability to use our existing intellectual property rights in order to increase brand awareness and further develop our brands sales in the markets we serve. We have successfully registered one trademark, “PotNetwork” in the United States but have faced difficulty with the U.S. Patent and Trademark Office in our attempts at additional registrations due to the legal status of products we have sought to register. As a result, we may not be able to adequately protect our intellectual property from liability connected to a third-party claim of trademark infringement, trademark dilution or unfair competition. We may from time to time be required to institute litigation to enforce our intellectual property rights including for our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales and results of operations.

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

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include:

●	Variations in the timing and volume of our sales
●	The timing of expenditures in anticipation of future sales
●	Sales promotions by us and our competitors
●	Changes in competitive and economic conditions generally
●	Business disruptions

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. The Company’s operating results may vary. We may incur net losses. The Company expects to experience variability in its revenues and net profit. While we intend to implement our business plan to the fullest extent we can, we may experience net losses. Factors expected to contribute to this variability include, among other things:

●	The general economy
●	The regulatory environment for our products
●	Climate, seasonality and environmental factors
●	Consumer demand
●	Transportation costs
●	Competition in products

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

We may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	Cash provided by operating activities
●	Available cash and cash investments
●	Capital raised through debt and equity offerings

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

The market price of our common stock has been historically volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors. Further, our common stock is not listed on a national stock exchange; we intend to list the common stock on a national stock exchange once we meet the entry criteria. An active public market for our common stock currently exists on the OTC market but may not be sustainable. Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.

Among the factors that could affect our stock price are:

●	Industry trends and the business situation of our suppliers
●	Actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors
●	Failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results
●	Announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors
●	Regulatory and legislative developments
●	Litigation and other legal or administrative issues
●	General market conditions
●	Other domestic and international macroeconomic factors unrelated to our performance
●	Changes in key personnel

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

We may be unable to successfully manage future growth.

The growth of any business places substantial strain on managerial, operational, financial and other resources. If we are able to continue expanding our operations, such growth will require additional resources. In addition to such growth placing increased strain on our management, operations, financial and other resources, such growth will require that we train, motivate, and manage additional employees and other professionals. Moreover, we will need to expand the scope of our infrastructure and our physical resources. In the event of such growth, any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

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

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have no directors’ and officers’ liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. While we intend to attempt to obtain such insurance, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Colorado law nor our articles of incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Colorado law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to sell our products to new customers. Our future operating results will depend upon many other factors, including:

●	The level of product and price competition,
●	Our success in expanding our distribution network and managing our growth,
●	Our ability to develop and market product enhancements and new products,
●	The timing of product enhancements, activities of and acquisitions by competitors,
●	The ability to hire additional qualified employees, and
●	The timing of such hiring and our ability to control costs.

Our current Board of Directors consists of only two individuals

Gary Blum, Esq., and Lee Lefkowitz, our President and CEO, are the sole members of the Board of Directors.

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

We filed a Form 10 registration statement with the U.S. Securities and Exchange Commission (“SEC”). Since the Form 10 became effective, we have been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

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

The holders of our Series A Preferred Stock have voting control over the Company. As a result, they have the ability to control substantially all matters submitted to our stockholders for approval including:

●	Election of our board of directors;
●	Removal of any of our directors;
●	Amendment of our articles of incorporation or bylaws; and
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Based on the preceding and upon a total quantity of issued and outstanding shares as of September 27, 2021 of 909,974,924, each share of Class A preferred stock is convertible into 90,997 shares of common stock. As a result, if each of the two Class A preferred shareholders listed were able to convert 100% of each’s Class A preferred stock, Kevin Hagen, who holds 20,742 Class A preferred shares, would receive 1,887,459,774 shares of common stock; and Elinor Taieb, who holds 13,547 Class A preferred shares, would receive 1,232,736,359 shares of common stock.

Our preferred stock has rights senior to those of our common stock which could adversely affect holders of common stock.

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

Our Articles of Incorporation, as amended on February 5, 2020, authorize 1,500,000,000 shares of common stock, of which 909,974,924 are outstanding as of September 27, 2021. Our Articles of Incorporation, as amended on February 5, 2020, also authorize 50,000 shares of series A preferred stock, of which 34,289 are outstanding on September 27, 2021. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company uses offices provided by its Kevin Hagen, Esq., a principal shareholder, and incurs no charge for their use.

ITEM 3. LEGAL PROCEEDINGS

First Capital Venture Co. v. Thunder Energies Corporation, f/k/a Thunder Fusion Corporation, CCJ ACQUISITION CORP d/b/a the Hemplug, the Hemplug, LLC, Nature Consulting, LLC, et al., Case No. CACE 20-019111. On November 3, 2020, First Capital Venture d/b/a Diamond CBD, Ltd., filed its 5-count verified Complaint seeking injunctive and declaratory relief as well as damages against Defendants. Specifically, the verified Complaint alleges the Defendants violated Florida’s Uniform Trade Secrets Act as well as allegations that the Defendants tortiously interfered with a contractual or business relationship of First Capital Venture. On February 17, 2021, Defendants filed their answer and affirmative defenses. On March 5, 2021, First Capital Venture filed its Motion for Order to Show Cause in which it seeks sanctions for Defendants’ failure to comply with the Court’s Order compelling Defendants to provide responses to Plaintiff’s discovery requests. At a hearing on March 29, 2021, the judge deferred ruling on First Capital Venture’s Motion for Order to Show Cause. Immediately following the Show Cause Hearing, the Defendants filed response to Plaintiff’s Motion for Order to Show Cause and the Plaintiff filed a memorandum in support. Prior to the Motion for Order to Show Cause, on February 17, 2021, Defendants furnished a request for production of documents to Plaintiff. Within the time prescribed by the Florida Rules of Civil Procedure to respond to the Defendants’ request for production, Plaintiff filed a motion for extension of time to respond to the request for production of documents on March 16, 2021. Defendants filed a motion to compel the responses for the Defendants’ Request for Production of Documents to Plaintiffs, however, there is no pending Order compelling the Plaintiff to provide the discovery as of the date of this report. On April 28, 2021, the Judge signed an Order which compelled the Defendants, Yogev Shvo and Orel Ben Simon, before the Honorable Court to show cause as to why the Defendants should not be held in contempt of Court for failure to properly respond to outstanding discovery. On May 10, 2021, a special set hearing occurred in which the Judge deferred ruling on the Motion for Order to Show Cause. The case remains ongoing.

First Capital Venture Co. v. T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and for Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed an 8-count Complaint against the its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to this processor ceasing to accept MasterCard payments from the Company’s customers for the purchase of the Company’s products. The Company is seeking declaratory relief as well as damages against the Defendant. Specifically, the Complaint alleged the Defendant breached the contract between the parties, sought violations of Florida Statute § 772.11 (Civil Remedy for Theft), replevin, and fraud. On August 4, 2020, the Court granted a motion to transfer the case to Nevada where it will be filed per the merchant processing agreement. As a result, the lawsuit was dismissed without prejudice to be filed in the appropriate jurisdiction per the processing agreement.

Therefore, on May 14, 2021, First Capital Venture Co., filed an eight-count complaint against T1 Payments, LLC, Donald Kasdon and Does 1 through 10, in District Court, Clark County, Nevada, under case number: A-21-834626-B. The 8-count Complaint against the previous merchant processor seeks the return of $649,311.73 being held by the merchant processor and seeks damages related to this processor ceasing to accept MasterCard payments from the Company’s customers for the purchase of the Company’s products. The Company is seeking declaratory relief as well as damages against the Defendants. Specifically, the Complaint alleged the Defendants breached the contract between the parties, fraud, conversion and unjust enrichment. To help expediate the litigation of this case, Company’s counsel sought a more specialized type of proceeding by requesting the matter be heard in business court. The Company is continuing to work with counsel in California and Nevada to resolve this matter.

Dr. Bomi Joseph v. PotNetwork Holdings, Inc. et al, Case No. 19STCV15296, Superior Court of California – Los Angeles County for Los Angeles Judicial District. Plaintiff alleges that defendants published a report on or about February 22, 2019, about him on its website, www.potnetworkcom, without his consent, acknowledgement and approval, which report is of concern to the Plaintiff. Moreover, the report was picked up and re-published on numerous other websites without permission of the defendants. The Plaintiff alleges that the report defamed him and that it continues to be published by third party websites although already retracted and taken down by the defendants. The Plaintiff and the Company have entered into settlement negotiations.

Potter v. PotNetwork Holdings, Inc., Diamond CBD, Inc., and First Capital Venture Co., CASE NO.: 19-24017-CV-SCOLA, US District Court for the Southern District of Florida. Plaintiff alleged that she purchased certain products from Diamond CBD that contained levels of CBD that were less than the amount stated on the packaging and sought class action status. The Company and its subsidiaries settled the matter at mediation on July 14, 2020. The parties completed the final documentation of the settlement and the case was dismissed on August 27, 2020. Pursuant to the settlement agreement the Company agreed to issue a $10 voucher to purported class members, pay the named plaintiff $5,000 and pay the law firms that brought the suit $200,000 in legal fees to be paid over 30 months, secured by a pledge of shares of the common stock of PotNetwork Holdings, Inc.

Viral Vapes, LLC, v. CBD, LLC, CASE NO.: 20-C-07896-S6, filed in the State Court of Gwinnett County, Georgia, on February 2, 2021. Plaintiff alleges that the Defendant breached a contract for the resale of its goods which were returned to the Defendant for credit. Plaintiff seeks compensatory damages in an amount to be proved at trial, but not less than $34,825, the purchase price of the goods purchased and returned, plus interest and reasonable attorney’s fees incurred in prosecuting this claim. The Company is contesting the allegations. The case is ongoing.

In addition to the above, Company had been involved in the following legal proceedings, each since dismissed as the result of a respective settlement agreement, and each of which is specific to each plaintiff suing the Company based upon the convertibility of a promissory note. In each case the Company had contested the validity of the request for conversion of shares pursuant to each such note (each referred to as a “Note”). The following are the case references to each case filed by each of the plaintiffs (collectively, the “Plaintiffs”):

●	Mammoth West Corporation v PotNetwork Holdings Inc., Case No. 17 CH 778, 19th Circuit Court of Lake County, IL. Filed May 26, 2017.

●	Southridge Partners II Limited Partnership vs. SND Auto Group, Inc., Case No. 3:17-cv-01925 US District Court for the District of Connecticut, filed January 5, 2018.

●	J. P. Carey Limited Partners, L.P. v. PotNetwork Holdings, Inc., Case No.3:18-CV-00873-WWE, US District Court for the District of Connecticut, filed May 24, 2018.

Each Plaintiff had filed a civil complaint with regard to their rights to convert a specific Note. In each case, the Note was issued not by the Company, but by its predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). Each Note was issued by SND Auto Company Inc., respectively on June 13, 2016 to Mammoth West Corporation and on July 18, 2016 to Southridge Partners II Limited Partnership, for money paid to SND Auto Company Inc., at a time when SND Auto Company Inc. was the public entity, with sole operations in the automotive industry. (Plaintiff, J. P. Carey Limited Partners, L.P., on March 1, 2018, was a subsequent purchaser of a portion of the Southridge Partners II Limited Partnership Note and conversion rights connected to the amount purchased, which it then attempted to convert on the pre-reorganization terms and conditions of the Note, as more fully defined below.)

Subsequent to the issuance of the Notes, on March 14, 2017, SND Auto Company Inc. had engaged in a holding company reorganization whereby SND Auto Company Inc., became a subsidiary of the public entity. The holding company reorganization was an express condition of a private company, First Capital Venture Holdings Co., whose acquisition was the principal reason for the reorganization.

Each Plaintiff had sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. The Company disputed the conversion amounts presented by the Plaintiffs

The relief that had been sought by each Plaintiff in each case is as follows:

●

Mammoth West Corporation: Issuance of the shares per each of its conversion notices per the original terms of its Note, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

●

Southridge Partners II Limited Partnership: Damages of at least $743,150, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

●

J. P. Carey Limited Partners, L.P.; Damages of at least $573,890, interest, punitive damages, a mandatory injunction seeking specific performance, reasonable attorneys’ fees and reimbursement of court costs, and such other and further relief as the court deems appropriate.

On August 17, 2020, JP Carey Limited Partners L.P. and the Company came to a settlement, whereby the Company agreed to issue 28 million shares of the Company’s common stock to JP Carey, valued at $379,752, subject to certain leak out provisions. The case has subsequently been dismissed.

On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so. Southridge subsequently sought to refile its claim. On January 21, 2021, the Company and Southridge Partners II Limited Partnership came to a settlement, whereby the Company agreed to issue 38 million shares of the Company’s common stock, valued at $296,400, to an affiliate of Southridge Partners II Limited Partnership, Livingston Asset Management, LLC, subject to certain leak out provisions. The case subsequently was dismissed. However, on July 20, 2021, Southridge Partners II Limited Partnership, and Livingston Asset Management, LLC filed a new complaint in the 17th Judicial Circuit of the State of Florida in and for Broward County Florida, Case CACE-21-014580, claiming default of the settlement reached with the Defendants due the Plaintiff’s inability to deposit their shares. A new settlement is in negotiations.

On October 22, 2020, the Company entered into a settlement agreement with Mammoth Corporation subject to a court approval per a 3(a)10 fairness hearing. On December 11, 2020, the fairness hearing was conducted by the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois, Civil Action No. 17 CH 778. As a result of the court’s approval of the settlement agreement, on December 24, 2020, the Company issued 28,000,000 common shares to Mammoth West Corporation, valued at $315,420, for all indebtedness owed. The case has subsequently been dismissed.

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

	Price Range
Period	High	Low
Year Ending December 31, 2018:	$	$
First Quarter	.0957	.1199
Second Quarter	.413	.194
Third Quarter	.3912	.2206
Fourth Quarter	.2761	.0836
Year Ending December 31, 2019:
First Quarter	.1750	.0980
Second Quarter	.1650	.0577
Third Quarter	.1049	$.0375
Fourth Quarter	.052	.023
Year Ending December 31, 2020:
First Quarter	.374	.0135
Second Quarter	.0169	.0100
Third Quarter	.0176	$.0121
Fourth Quarter	.0135	.0050

As of September 27, 2021 we had 2,289 shareholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The primary business of PotNetwork Holdings, Inc. (“POTN”) is conducted through its primary subsidiary, First Capital Venture Co., whose subsidiary, CBD, LLC (d/b/a Diamond CBD) is engaged in the development and sales of hemp-derived CBD oil containing products. The Company also owns and operates PotNetwork Media Group, Inc., operator of the informational website to the cannabis and CBD industry, PotNetwork.com.

Results of Operations

Results of Operations and Nonrecurring Events during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

For the year ended December 31, 2020 and 2019, we had revenues of $9,680,543 and $15,060,840 respectively. This represents a decrease in revenue of $(5,380,297) or 35.72%. This decrease in revenue was due to a retail distribution contraction as a result of the Covid-19 pandemic, and an overall reduction in direct sales activity specific to the COVID-19 pandemic.

Our Gross Profit from the sale of all products the year ended December 31, 2020 and 2019 was $3,428,205 and $4,816,604 respectively, or a decrease of $(1,388,399) or 28.83%. This decrease was due to the reduction in revenue year-over-year.

Our Net Profit (Loss) for the years ended December 31, 2020 increased to a Loss of $(5,584,669) from a Loss of $(3,367,831) in 2019. The Loss for 2020 is comprised of three distinct items: a loss on operating activities of $(1,877,171) and losses caused by two nonrecurring extraordinary items totaling $ (3,707,497). (There were no nonrecurring event items in 2019.) The operational loss was primarily caused by a reduction in gross margin attributable to a reduction in revenues. The two nonrecurring extraordinary items were (a) a loss attributable to the cost of the issuance of common stock to each of two former debtholders, specific to settlement agreements of long-standing court cases negotiated with each, in the amount of $695,048 in total (see “Item 3. Legal Proceedings”), and (b) a loss from the write off of the amount paid to the drop shipper in the amount of $ (3,012,449). This write-off specific to the drop shipper account includes an adjustment for the reduction in value of inventory beyond its expiration date, and for obsolete or unsalable inventory, both events significantly attributable to a decline in consumer demand because of the Covid-19 pandemic. It also represents an impairment of any remaining value in this asset, which is undergoing internal review. (See note "18 - Critical Audit Matters" in the notes to the financial statements.)

Operating expenses for the twelve-month period ended December 31, 2020 compared to the same period ended December 31, 2019 decreased to $4,930,753 as compared to $7,980,296, a decrease of $3,049,543, or 38.21% attributable to a decrease in advertising and marketing expense from $4,109,951 in the twelve months ended December 31, 2019 to $1,490,713 for the same period in 2020.

Total expenses for the year ended December 31, 2020 were $5,305,376 with interest expense being $374,623 compared to $8,314,435 with interest expense of $334,139 for the comparable period of 2019.

Liquidity and Capital Resources

Assets decreased from $6,124,894 at the Company’s fiscal year end of December 31, 2019 to $709,931 at December 31, 2020. The decrease in the assets is attributable to (a) the reduction over the year of the deposit in the amount of $5,070,696 previously held by our drop shipper on December 31, 2019, to $-0- as the result of utilization of the deposit for fulfillment of 2020 orders, and write-offs including for obsolete/outdated/unsalable inventory of the drop shipper driven by the decline in revenues attributable in part to the Covid-19 pandemic.

Total Liabilities decreased from $5,907,000 as of December 31, 2019 to $5,007,338 as of December 31, 2020. The decrease is mainly attributed to a reduction in the amounts of loans due to third parties. Liabilities include two SBA loans: (a) a Paycheck Protection Program (“PPP”) Loan entered into on 5/6/2020 in the amount of $135,404; and (b) an Economic Injury Disaster Loan (“EIDL”) entered into on 6/18/2020 in the amount of $150,000.

Cash Flow from Operating Activities

Net cash from operations for the year ended December 31, 2020 was $(1,362,590) as compared to $(3,599,572) for the same period in 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $1,069,368 as compared to $2,453,389 for the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $263,206 as compared to $632,339 for the same period in 2019.

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

On January 14, 2019, Yusufali & Associates, LLC, Short Hills, New Jersey 07078 (“Yusufali”), became the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2016, December 31, 2017 and December 31, 2018, through January 14, 2019, neither the Company nor anyone acting on its behalf consulted with Yusufali regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Yusufali on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with East-West or MCA or a reportable event with respect to East-West or MCA.

Item 9A. Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Any “material weakness” in disclosure controls and procedures is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness means there is a risk that our financial reports or other filings may contain an error or errors or inaccuracies or may not be submitted on a timely basis.

Any financial internal control system, no matter how well designed, will have inherent limitations including the possibility that the system may have a material weakness or may not prevent or detect misstatements. Therefore, even when internal control systems are deemed effective, they are essentially limited in that they can provide only a reasonable assurance of the validity and reliability of the preparation and presentation of financial statements.

In accordance with U.S. generally accepted accounting principles (“USGAAP”), the Company’s internal control system was developed in order to provide the Company’s management and board of directors with reasonable assurance of the validity and reliability of the Company’s financial reports and any preparation of financial statements used for external purposes

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. In doing so, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer/Chief Financial Officer and board of directors have each evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of the filing of this Report. Based on their summary evaluation, because of the Company’s limited resources and limited number of employees, and absence of an audit committee, the Company has concluded that as of December 31, 2020, its internal control at that time over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with USGAAP, which therefore creates a material weakness.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. To date, we have utilized third-party independent contractors/accountants for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we have not had a formal procedure to review significant accounting transactions and the accounting treatment of such transactions. Our third-party independent contractors/accountants are not involved in our day-to-day operations and as a result may not always be provided with relevant financial information on a timely basis that would allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. As of the date of this Report, the Company does not have an audit committee with a financial expert and, thus, lacks appropriate professional oversight over the financial reporting process and the internal reports generated.

3. Lack of Adequate Processes. As of December 31, 2020, the Company did not have adequate processes in place to ensure thorough timely reviews of accounting and financial reporting matters, which deficiency constitutes a material weakness. This deficiency resulted in the Company’s inability to have a timely closing process that identifies all required adjustments and disclosures necessary for timely filings of reports. In order to help correct this material weakness, the Company is hiring additional accounting personnel with the requisite incremental knowledge to improve the levels of accuracy, disclosure and timely review of accounting and financial reporting matters. However, the Company may experience a delay in achieving such improvements in its internal control and correction of this material weakness until such additional personnel are fully trained in the Company’s accounting policies and procedures. Until such time, this deficiency will continue to exist and there will be a continuing risk of material misstatements in the Company’s financial statements.

The Company intends to initiate measures to remediate the preceding material weaknesses, including, but not necessarily limited to, the following:

●

Formation of an audit committee of the board of directors which includes a financial expert, that together with management, will establish the policies and procedures that will provide the board of directors and management with a formal monthly review process that will, among other things, assure the Company and its management that adequate controls and procedures are in place and being maintained and applied consistently on a monthly basis.

●

Hire additional accounting personnel with the requisite knowledge necessary to apply and implement the Company’s policies and procedures specific to internal control such that reporting is performed on a timely basis.

Exemption from Attestation Report as required by Section 404(b) of the Sarbanes-Oxley Act of 2002

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Exchange Act. The amendments exclude from the accelerated and large accelerated filer definitions any issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. The Company has determined that it does not meet the accelerated or large accelerated filer definitions as stated. For as long as the Company remains a non-accelerated filer, it intends to take advantage of the exemption permitting it not to comply with the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 wherein its independent registered public accounting firm provides an attestation on the management’s assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During fiscal year 2020, the Company did not undertake any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that have materially affected, or was reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Share Issuances

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

On August 20, 2020, the Company issued 28,000,000 common shares to J.P. Carey Limited Partners, L.P., a note holder, under the terms and conditions of a settlement agreement, dated August 15, 2020 for all indebtedness owed. The value of the stock issued under the settlement, $379,752, has been booked in 2020 as a nonrecurring extraordinary expense for accounting purposes.

On October 1, 2020, the Company issued 8,854,782 common shares to a note holder upon the conversion of $75,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On November 23, 2020, the Company issued 19,569,479 common shares to a note holder upon the conversion of $100,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On December 24, 2020, the Company issued 28,000,000 common shares to Mammoth West Corporation, a note holder, under the terms and conditions of a settlement agreement, dated October 22, 2020 for all indebtedness owed, which settlement was approved on December 11, 2020, by the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois, in Civil Action No. 17 CH 778 following a 3(a) 10 fairness hearing. The value of the stock issued under the settlement, $315,420, has been booked in 2020 as a nonrecurring extraordinary expense for accounting purposes.

On January 13, 2021, the Company issued 35,714,286 common shares to a note holder upon the conversion of $125,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

On February 10, 2021, the Company issued 38,000,000 common shares to an affiliate, Livingston Asset Management, LLC, of a note holder, Southridge Partners II Limited Partnership, under the terms and conditions of a settlement agreement, dated January 21,2021 for all indebtedness owed. The value of the stock issued under the settlement, $296,400, will be booked in 2021 as a nonrecurring extraordinary expense for accounting purposes.

US v. Kevin Hagen

On April 29, 2021, the United States Attorney for the Northern District of Ohio file an indictment that included charges against Kevin Hagen, the former CEO of the Registrant and the president of First Capital Venture Company. (The Company has not been charged with any wrongdoing and has not been contacted by any law enforcement agency regarding these charges and allegations.) The case remains ongoing.

SBA Loans

On May 5, 2020, the Company received from the SBA, the sum of $135,404 under the Paycheck Protection Program, which is a loan and not repayable provided the lending bank certifies the forgiveness prior to maturity which is two years from making. Interest rate on the loan is 1.0000%. n an email dated Thursday, Aug 26, 2021, TD bank conveyed to the Company that the Paycheck Protection Program loan, in principal value of $138,404, dated 3/5/2020, had been forgiven by the SBA.

On June 16, 2020, the Board of Directors approved the Company’s subsidiary, First Capital Venture, entering into a Disaster Relief Loan from the US Small Business Administration in the amount of $150,000 at an interest rate of 3.75%. The loan is secured by a security interest in all the assets of First Capital Venture and is for working capital purposes.

On March 10, 2021, the Company received from the SBA, the sum of $115,049 under the Paycheck Protection Program, which is a loan and not repayable provided the lending bank certifies the forgiveness prior to maturity which is two years from making. Interest rate on the loan is 1.0000%.

On April 29, 2021, the United States Attorney for the Northern District of Ohio file a superseding indictment that included charges against Kevin Hagen, the former CEO of PotNetwork Holdings, Inc. and the president of its subsidiary First Capital Venture Company.

The Company has not been charged with any wrongdoing and has not been contacted by an law enforcement agency regarding the charges and allegations.

Information Statement; Pending Corporate Actions

On October 27, 2020, by majority vote of the shareholders and the majority approval by the Board of Directors of the Company, the Company filed, and mailed to its shareholders on November 20, 2020, an Information Statement (the “Information Statement”) wherein:

(1) The Company would consolidate its number of issued and outstanding shares of common stock via a reverse stock split in the ratio of 10:1, with any resultant fractional shares rounded up to the next nearest share. (The Company’s preferred shares are not subject to said reverse split.)

(2) Following the reverse split, the Company would amend its Articles of Incorporation, to change the quantity of its authorized shares of common stock from 1,500,000,000 shares to 750,000,000 shares with no change in the number of preferred shares.

(3) The Company would offer to its shareholders of record as of November 25, 2020 (“Rights Offering Record Date”), the right to subscribe for new shares of the Company’s common stock, following the reverse split at an offering price per share to be determined by the Board of Directors after the reverse split. For every 100 shares held as of the Rights Offering Record Date, as adjusted for the reverse split, such shareholder shall be entitled to purchase 10,000 shares, with a minimum purchase of 10,000 shares. And shareholders holding less than 100 shares shall be entitled to purchase the minimum number of shares. The primary purpose and intent of the Rights Offering is to raise funds to increase investible assets, allowing the Company to take advantage of opportunities to grow, including the expansion of our product line and the acquisition of other companies in our industry or related markets.

(4) Shares under the Rights Offering are to be offered pursuant to a registration statement to be filed with the Securities and Exchange Commission (“SEC”) for up to 200,000,000 shares. A preliminary form of the registration statement was filed with the SEC on form S-1 on February 18, 2021, to be completed and filed following the reverse split.

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions described above were not to be implemented until a date at least 20 days after the date on which this Information Statement has been mailed to the stockholders. As a result, the Information Statement became effective on December 10, 2020. As of the date of this Report, the reverse split is pending, subject to approval by the Financial Regulatory Authority (“FINRA”) to which it was submitted for processing on November 20, 2020. Consequently, none of the aforementioned corporate actions have been completed since the reverse split is the first step that needs to be untaken.

As reported on Form 8-K to the SEC on August, 18, 2021, on August 10, 2021, the Company received a letter from the Financial Industry Regulatory Authority (“FINRA”), stating that the Company’s submission to FINRA on November 24, 2020 for the processing and approval of a proposed 1:10 reverse stock split had been denied (the “Stock Split”). FINRA stated the reason that for the denial was in connection with the Company’s deficiency in fulfilling the requirements of FINRA Rule 6480, including, but not limited to, its delinquency to date in the timely filing with the SEC of its 10K for the fiscal year ending December 31, 2020 and its 10Q for the quarter ending March 31, 2021.

As a result of this FINRA letter, the Company’s Board of Directors cancelled the proposed Stock Split, as well as the aforementioned corporate actions connected to it and described in the Information Statement. Since the Rights Offering was hereby cancelled, the Company subsequently withdrew its Registration Statement filed with the SEC on form S-1 on February 18, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Members of our Board of Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, removal or expiration of any employment agreement that may exist.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Gary Blum	80	Director, Chairman of the Board of Directors
Lee Lefkowitz	50	CEO, President/CFO/Director

Gary L. Blum, 80, has been a director and the Chairman of PotNetwork Holdings, Inc. since November 2015 and was its Chief Executive Officer from November 2015 until September 2017. Mr. Blum is also a practicing attorney since 1979 with the Law Offices of Gary L. Blum where his focus is advising a variety of closely held private companies as well as public companies in business, corporate, securities and entertainment law. Mr. Blum has served as a director of Rennova Health, Inc. since October 2017, and, from September 2009 until July 2017, served as the Chairman and CEO of Thunderclap Entertainment, Inc. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College in 1962; M.A. in Philosophy from the University of Notre Dame in 1966; and his J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively, in 1978. He has been a member of the California State Bar since 1979.

Lee Lefkowitz, age 50, CEO, President, acting CFO, Director. For much of his career Mr. Lefkowitz has been a serial entrepreneur owning and operating his own businesses. Most recently he has invested in and co-founded All Natural Way Corp. and B2H LLC, companies operating in areas of CBD business that POTN does not. He also was an early investor in several other startup companies. Prior to 2015 he worked as an accountant, focusing on both domestic and international corporate accounts. Mr. Lefkowitz, in addition, has considerable experience managing multi-faceted accounting functions, and in the private sector has overseen and administered an over $10 million annual budget. He holds a BA in Psychology for the State University of New York as well as an AAS in Business Administration.

As reported on Form 8-K on October 27, 2020, Kevin Hagen on October 22, 2020 resigned as Chief Executive Officer, President and a director of PotNetwork Holdings, Inc. Mr. Hagen retains his position as President of First Capital Venture Co., a subsidiary of the Company. Mr. Hagen’s resignation was not the result any disagreement with the Board of Directors of the Company with respect to its operations, policies or practices. He continues to be a significant shareholder of the Registrant.

On November 1, 2020, Murugan Venkat, Chief Financial Officer (“CFO”) of the Company resigned due to other business commitments. As a result, until the Board of Directors of the Company hires a replacement CFO for Mr. Venkat, Mr. Lefkowitz, CEO, on an interim basis has assumed the responsibilities of the CFO position in addition to his position as CEO.

Family Relationships

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting company. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Corporate Governance

On April 22, 2021, the Company adopted a formal Code of Ethical Conduct. This adoption underscores the Company’s commitment to (i) accountability and the adherence by its employees to honest and ethical behavior; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with the Securities and Exchange Commission as well as any other public communications; and (iii) compliance with all applicable governmental laws, rules and regulations.

The Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of its outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements, and any and all other services provided by the Company’s third-party contractors and/or accountants. Internal accounting controls, policies and practices are reviewed by the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company.

Committees of the Board

Because of the small size of the Board of Directors, the Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does it have a written nominating, compensation or audit committee charter.

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

We believe that our Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Directors of our Company do not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee.

Involvement in Certain Legal Proceedings

Except as disclosed below, our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

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

As reported on Form 8-K on April 29, 2021, the United States Attorney for the Northern District of Ohio file an indictment that included charges against Kevin Hagen, the former CEO of the Registrant and the president of First Capital Venture Company. (The Company has not been charged with any wrongdoing and has not been contacted by any law enforcement agency regarding these charges and allegations.) The case remains ongoing.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

On April 22, 2021, the Company adopted a formal Code of Ethical Conduct. Prior to this date, the Company had not adopted one. This adoption underscores the Company’s commitment to (i) accountability and the adherence by its employees to honest and ethical behavior; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with the Securities and Exchange Commission as well as any other public communications; and (iii) compliance with all applicable governmental laws, rules and regulations.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this report.

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer for services rendered in all capacities for the periods set forth below.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal			Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	Salary	($)	($)	($)	($)	($)	($)	($)
Lee Lefkowitz, CEO (1)	2020	52,000	-0-	-0-	-0-	-0-	-0-	-0-	52,000

Kevin Hagen	2020	135,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
Former CEO (2)	2019	130,000	-0-	-0-	-0-	-0-	-0-	-0-	130,000
	2018	10,000	-0-	-0-	-0-	-0-	-0-	-0-	10,000

Richard Goulding	2018	49,000	-0-	-0-	-0-	-0-	-0-	-0-	49,000
Former CEO (3)	2017	16,000	-0-	-0-	-0-	-0-	-0-	-0-	16,000

Gary Blum	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	170,000	-0-	-0-	-0-	-0-	170,000

(1)	Stated as annual salary for a 12-month period. During 2020 he earned apportionment from Oct 22, 2020 to December 31, 2020, in the amount of $7,400.
(2)	Kevin Hagen resigned as CEO on October 22, 2020 and was replaced by Lee Lefkowitz, as President and CEO.

(3)	Richard Goulding, M.D., resigned as CEO on October 25, 2018 and was replaced by Kevin Hagen, Esq. as CEO.
(4)	Represents accrued salary attributed to that period in the employment agreement with Dr. Goulding entered into in July 2018.

Employment Agreements

The Company entered into an employment agreement with Richard Goulding, M.D., prior CEO, on July 9, 2018 retroactive to September 5, 2017, for a period of one year. He was not engaged by the Company prior to that date. Under the terms of the agreement, Dr. Goulding received a base salary, received a initial common stock grant and common stock options. The agreement has expired and was not renewed.

The Company entered into an employment agreement with Lee Lefkowitz, President and CEO, on October 23, 2020 for a period of 24 months. He was not engaged by the Company prior to that date. Under the terms of the agreement, Mr. Lefkowitz receives a base salary and is to receive a common stock grant of 1,000,000 shares of restricted common stock during 2021.

The Company does not have, and has not had, any employment agreements with any other officers and directors.

Compensation of Directors

Gary Blum, Director and Chairman of the Board, was issued 2,000,000 shares of restricted common stock in 2019 in recognition of services performed in prior years as a director of the Company. Lee Lefkowitz receives no compensation for being a member of the Board of Directors of the Company. Mr. Blum and Mr. Lefkowitz are the only directors of the Company. As of the date of this Report, the Board of Directors does not have a written policy on director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 27, 2021, we had 909,974,924 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of this date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of the date of this Report. Ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the date of this Report is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Common Stock Name and Address of Beneficial Owner (2)	Direct	Indirect	Total	Percentage of Class (1)

Executive Officers and Directors
Gary Blum	2,000,000	-0-	2,000,000	.22%
Lee Lefkowitz (3)	1,000,000	-0-	1,000,000	.11%
Officers and Directors as a Group

Other 5% Holders (4)
Elinor Taieb	64,651,438	-0-	64,651,438	7.10%

Class A Preferred Stock (5)	Direct	Indirect	Total	Percentage of Class
Kevin Hagen	20,742	-0-	20,742	60.4%
Elinor Taieb	13,547	-0-	13,597	39.5%

28

____________

(1)	Based on a total of issued and outstanding shares as of September 27, 2021 of 909,974,924.
(2) (3)

The address of each officer is 3531 Griffin Road, Fort Lauderdale, Florida 33312.

Lee Lefkowitz is to be issued 1,000,000 shares of restricted common stock per his employment agreement. Issuance is pending within 60 days of the date of this Report.

(4)

Pursuant to the Convertible Promissory Notes (“Notes”) that the Company has with Sign N Drive Auto Mall, Inc., and Iliad Research and Trading, LP, (“Iliad”), the Company is prohibited from issuing shares to either of these noteholders if such issuance would cause either noteholder individually to own more than 4.99% of the number of common shares of the Company outstanding at the time of such issuance. Thus, while said noteholders may convert their Notes over time into more than 4.99% of the then issued and outstanding shares of common stock of the Company, neither of them may own more than 4.99% of the common shares of the Company at any one time and therefore neither is included in the above table of beneficial ownership. Moreover, as of the date of this Report, either of the aforementioned noteholders hold any shares of any class of stock in the Company.

(5)

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

Based on the preceding and upon a total quantity of issued and outstanding shares as of September 27, 2021 of 909,974,924, each share of Class A preferred stock is convertible into 90,997 shares of common stock. As a result, if each of the two Class A preferred shareholders listed were able to convert 100% of each’s Class A preferred stock, Kevin Hagen, who holds 20,742 Class A preferred shares, would receive 1,887,459,774 shares of common stock; and Elinor Taieb, who holds 13,547 Class A preferred shares, would receive 1,232,736,359 shares of common stock.

In addition to Class A preferred stock, Kevin Hagen holds 27,750,000 shares of restricted common stock of the Company, equivalent to 3.05% of the total quantity of common shares issued and outstanding as of September 27, 2021 of 909,974,924. Also, during fiscal 2019, Distribution Wholesale, Inc., a Florida corporation, of which Kevin Hagen, is a principal, advanced to the Company $1,626,588.64 (the “Advances”) in the form of payments to several suppliers. The Board of Directors of the Company, in settlement of the debt created by the Advances, issued to Distribution Wholesale, Inc. a Common Stock Purchase Warrant, exercisable over 5 years, for 75,305,030 shares of common stock of the Company at a price per share of $.0216, the closing market price of December 31, 2019 as reported by OTC Markets.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

PotNetwork Holding, Inc. maintains its offices at 3531 Griffin Road, Fort Lauderdale, FL 33312. The space is provided to it at no cost by Kevin Hagen, Esq., a principal shareholder of the Company and President of our wholly owned subsidiary, First Capital Venture Co.

During fiscal 2019, Distribution Wholesale, Inc., a Florida corporation, of which Kevin Hagen, is a principal, advanced to the Company $1,626,588.64 (the “Advances”) in the form of payments to several suppliers. On December 31, 2019, the Board of Directors of the Company, in settlement of the debt created by the Advances, issued to Distribution Wholesale, Inc. a Common Stock Purchase Warrant, exercisable over 5 years, for 75,305,030 shares of common stock of the Company at a price per share of $.0216, the closing market price of December 31, 2019 as reported by OTC Markets. Consequently, the Advances have been recorded as additional Paid-In Capital on the Balance Sheet of the Company for the year-ended December 31, 2019.

Item 14. Principal Accountant Fees and Services.

During 2020 and 2019, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2020, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2019.

	Year ended December 31,
	2020	2019
Audit Fees	$43,070	$30,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of PotNetwork Holdings Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with First Capital Venture Co.*
3.1	Articles of Incorporation*
3.1-1	Amendment to Articles of Inc., February 5, 2020 (1)
3.2	Bylaws*
10.1	Purchase Agreement with PotNetwork Media Group, Inc.*
10.2	Employment Agreement with Richard Goulding*
10.3	Securities Purchase Agreement Dated October 25, 2018*
10.4	Convertible Note Dated October 25, 2018*
10.5	Securities Purchase Agreement Dated February 7, 2019*
10.6	Convertible Note Dated February 7, 2019*
10.7	Common Stock Purchase Warrant dated December 31, 2019**
10.8	SBA PPP Loan May 6, 2020***
10.9	SBA Economic Injury Disaster Loan June 18, 2020***
10.10	SBA PPP Loan March 10, 2021***
10,11	Resignation of Kevin Hagen, October 22, 2020***
10.12	Information Statement, November 20, 2020***
10,13	BOD Resolution Accepting Hagen Resignation and Lee Lefkowitz Appointment, October 22, 2020***
10,14	Lee Lefkowitz Employment Agreement***
10.15	Code of Ethical Conduct***
23.1	Consent of Yusufali & Associates***
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

_________

*Previously filed on the Company’s Registration Statement on Form 10 on May 9, 2019

**Previously filed as Exhibit 10.7 on Form 10-K on July 23, 2020.

(1) Filed as Exhibit 3.1 on Form 8-K dated February 6, 2020

***Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotNetwork Holdings, Inc.

DATE: September 27, 2021	By:	/s/ Lee Lefkowitz
Lee Lefkowitz
President and CEO

Yusufali & Associates, LLC Certified Public Accountants & IT Consultants AICPA, HITRUST, PCAOB, PCIDSS, & ISC2 Registered 55 Addison Drive, Short Hills, NJ 07078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of PotNetwork Holdings Inc.

Opinion: We have audited the accompanying consolidated balance sheets of PotNetwork Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of income, stockholders’ equity and cash flows for each of these years in the period then ended, and the related notes (collectively referred as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of the years then ended, and the results of its operations and its cash flows for these years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis of Opinion: These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We area public accounting firm with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313	27 September 2021

POTNETWORK HOLDINGS, INC

BALANCE SHEET

	12/31/20	12/31/19
Assets
Current Assets
Cash/Bank Balances	$40,565	$70,581
Accounts Receivable
from Customers	$20,054	$325,305
from others	$649,312	$649,312
Total Accounts Receivable	$669,366	$974,617
Advances - Drop Shipper (Year End Balance)	$3,012,449	$5,070,696
Impairment (see "Notes on Accounts" Note 15)	$(3,012,449)	$-
Prepaid Expenses	$-	$9,000
Total Current assets	$709,931	$6,124,894
TOTAL ASSETS	$709,931	$6,124,894
Liabilities
Current Liabilities
Payables	$502,299	$1,673,501
Short term loan (Kabbage) with accrued interest	$8,333
Total Current Liabilities	$510,632	$1,673,501
Long-term Liabilities
Loan from 3rd Party with accrued interest	$18,372	$40,960
SBA Loans with accrued interest	$289,342
Note Payable	$4,188,991	$4,192,539
Total Long-term liabilities	$4,496,705	$4,233,499
Total Liabilities	$5,007,338	$5,907,000
Stockholders' Equity
Common: Authorized 1,500,000,000 shares, $ .00001 par value; and 836,260,638 Issued and outstanding as of December 31, 2020 and 700,836,384 shares, Issued and outstanding as of December 31, 2019	$5,065,208	$3,995,840
Preferred Stock Class A Authorized - 50,000 shares, $ .00001 Par value; and 34,289 Issued and outstanding, as of December 31, 2020 and 34,289 issued and outstanding as of December 31, 2019	$400	$400
Additional Paid-in Capital	$1,626,589	$1,626,589
Retained Earnings	$(10,989,604)	$(5,404,935)
Total Stockholders' Equity	$(4,297,407)	$217,894
Total Liabilities & Equity	$709,931	$6,124,894

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

INCOME STATEMENT

	Year Ended	Year Ended
	Dec. 31, 2020	Dec. 31, 2019
Revenue
Sales	$9,680,543	$15,060,840
Cost of goods sold	$6,252,339	$10,244,236
Gross profit	$3,428,205	$4,816,604
Operating expenses
Research and development	$-	$-
Freight Out and Merchant Account Charges	$1,891,757	$1,948,505
Advertising and Marketing	$1,490,713	$4,109,951
General & Admin Expenses (see Note 17)	$1,405,884	$1,791,840
Officers' Compensation	$142,400	$130,000
Total operating expenses	$4,930,753	$7,980,296
Financing expenses
Interest Expense	$374,623	$334,139
Total Financing expenses	$374,623	$334,139
Total expenses	$5,305,376	$8,314,435
Profit (Loss) from continuing operations	$(1,877,171)	$(3,497,831)
Profit (Loss) from nonrecurring items
Loss from Debt Settlements by share issuances	$(695,048)	$-
Impairment Loss - Advances to Drop Shipper [non-recurring]	$(3,012,449)	$-
Total nonrecurring items	$(3,707,497)	$-
Profit (Loss) from continuing operations and non-recurring items	$(5,584,669)	$(3,497,831)
Provision for Income Tax	$-	$-
Total Net Profit (Loss)	$(5,584,669)	$(3,497,831)

Earnings per share (based on Profit (Loss) before Income Tax	$(0.00224)	$(0.00499)
Basic and diluted (based on Profit (Loss) before Income Tax	$(0.00224)	$(0.00499)

Earnings per share (based on Profit (Loss) After Income Tax	$(0.00668)	$(0.00499)
Basic and diluted (based on Profit (Loss) After Income Tax	$(0.00668)	$(0.00499)

Basic and diluted weighted average common shares outstanding	836,260,638	700,836,384

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

STOCKHOLDERS' EQUITY

	Preferred Shares	Preferred share capital	Commom Shares	Equity	Additional Paid-in Capital	Surplus (Deficit)	Total

Balance as on Dec. 31, 2018	34,289	$400	569,364,712	3,169,040		(1,907,104)	$1,262,336
Shares Issued			131,471,672	$826,800			$826,800
Additional Paid-in Capital					$1,626,589		$1,626,589
Net Profit (Loss)						$(3,497,831)	$(3,497,831)
Balance as on Dec. 31, 2019	34,289	$400	700,836,384	$3,995,840	$1,626,589	$(5,404,935)	$217,894
Shares Issued			135,424,254	$1,069,368			$1,069,368
Net Profit (Loss)						$(5,584,669)	$(5,584,669)
Balance as on Dec. 31, 2020	34,289	$400	836,260,638	$5,065,208	$1,626,589	$(10,989,604)	$(4,297,407)

The accompanying notes are an integral part of these financial statements.

POTNETWORK HOLDINGS, INC

CASH FLOWS STATEMENT

	Year Ended	Year Ended
	Dec. 31, 2020	Dec. 31, 2019
Operations
Net Income (Loss)	$(5,584,669)	$(3,497,831)
Adjustments to reconcile net income (loss)
Advances & Accounts Receivable	$2,261,592	$(1,294,207)
Impairment (see "Notes on Accounts" Note 15)	$3,012,449
Payable	$(1,051,963)	$1,192,467
Total Adjustments to reconcile net income (loss)	$4,222,079	$(101,741)
Net cash from the current year operations	$(1,362,590)	$(3,599,572)
Investing
Common Stock	$1,069,368	$826,800
Preferred A Stock
Additional Capital		$1,626,589
Net cash provided by investing activities	$1,069,368	$2,453,389
Financing
Third Party Loan	$(22,589)	$2,560
EIDL Loan from SBA	$153,051	$-
PPP Loan from SBA	$136,291	$-
Notes Payable	$(3,547)	$629,779
Net cash provided by financing activities	$263,206	$632,339
Net change in cash and cash equivalents	$(30,016)	$(513,844)
Cash and cash equivalents, beginning of period	$70,581	$584,425
Cash and cash equivalents, end of period	$40,565	$70,581

The accompanying notes are an integral part of these financial statements.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PotNetwork Holdings, Inc. is a publicly traded holding company trading under the symbol “POTN”. The Company website is www.potnetworkholding.com

This Company was previously known as:

•	SND Auto Group, Inc. until 3-2017

-	State of incorporation changed from Wyoming to Colorado in 03-2017

•	PotNetwork Holdings, Inc. until 5-2016
•	United Treatment Centers, Inc. until 7-2015
•	Element Trading Holdings, Inc. until 3-2014
•	United Treatment Centers, Inc. until 10-2013
•	MyMedicalCD, Ltd. until 6-2008
•	Interactive Solutions Corp. until 11-2004

-	State of incorporation changed from Nevada to Wyoming in 11-2004

•	Araldica Wineries Ltd. until 2-2000
•	H P Capital Corp. until 9-1996

The Company has two (2) wholly owned subsidiaries:

First Capital Venture Co., a Florida corporation which has as its wholly owned subsidiary, CBD, LLC, a Florida limited liability company, doing business as Diamond CBD. First Capital Venture Co. was acquired by the Company on January 31, 2017.

PotNetwork Media Group, Inc., a Nevada corporation

Since the acquisition of First Capital Venture Co., the focus of the Company has been the development of the business of Diamond CBD.

PotNetwork Media Group, Inc. is an early-stage company, which does not have its own bank account and hence does not maintain separate books of accounts. Hence, the financial statements reflect principally the business results of First Capital Venture Co. doing business through its subsidiary CBD, LLC, d/b/a Diamond CBD.

Diamond CBD, Inc. focuses on the development, and marketing of premium hemp extracts that contain a broad range of cannabinoids and natural hemp derivatives.

Diamond CBD’s catalog can be found in http://catalog.diamondcbd.com/

Since the acquisition of First Capital Venture Co. and its Diamond CBD on January 31, 2017, Diamond CBD’s business has become the primary business of this Company. The results of CBD, LLC, d/b/a Diamond CBD, as a subsidiary of First Capital Venture Co., a wholly owned subsidiary of the Company, are presented in the Company’s consolidate statements, eliminating inter-company transactions. In accordance with ASC 805-40-45 the consolidated financial statements represent the continuation of the financial statements of the wholly owned subsidiary except for its capital structure. The Company, being the legal acquiror, but the accounting acquiror, did not have significant assets or revenues prior to the consolidation.

Investment in the wholly owned subsidiary is accounted for in accordance with ASC 810.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

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

The Company applies the five-step model of revenue recognition under ASC 606 to the sales orders in the e-commerce platform. The following describes the Company’s process per each step (1-5) of ASC606:

Step 1:	“Identify the contract with a customer”.

A.	The Company’s ecommerce website is making the offer to the customer.

B.	The customer chooses the product(s) and quantities of each.

C.	The customer enters its credit card information.

D.	The contract between the company and the customer is concluded when the authorization is taken via the merchant account which processes the credit card payment.

Step 2:	“Identify the performance obligations in the contract”.

The Company ships the merchandise and subsequently records the customer payment.

Step 3:	“Determine the transaction price”.

The website states each product’s regular price, and applicable sale price which is the amount that the customer pays the Company.

Step 4:	“Allocate the transaction price to the performance obligations in the contract”.

The Company’s e-commerce platform applies any quantity discount or other discount offered by the Company, automatically.

Step 5:	“Recognize revenue when the entity satisfies a performance obligation”.

The Company records the sale upon the order’s shipping, identified by a tracking number.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

➢

CASH AND CASH EQUIVALENTS: Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition and the balance cash in hand and the balance in bank accounts.

➢

ACCOUNTS RECEIVABLE: Accounts Receivable (AR) is the payment which the Company will receive from its customers who have purchased its goods and services in the last month of the year and on credit terms. Usually the credit period is short, approximately a few days.

➢	ASSESSMENT OF COLLECTABILITY:

o	Receivable’s supervisor is authorized to collect delinquent accounts

o	The Chief Financial Officer has the authority to assign accounts to a third party for collection

o

Recording of Accounts Receivable: All amounts due on physical delivery of the merchandise from the drop shipper, must be promptly recorded as an accounts receivable. Each account receivable must be recorded and maintained until payment is received or the recorded amount is written off or extinguished.

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

o

Checks that are returned from the bank as non-negotiable are assessed a returned check charge. If there are two checks returned from the same customer within a month, no further checks will be accepted from the customer unless the checkss are certified, until there is an acceptable payment history for a further one-year period.

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

o

If there is no response after the initial contact at the 30-day point (within a 30-day period – 60 days from date of invoice), accounts will be forwarded to Chief Financial Officer to take prompt and vigorous action to collect overdue accounts receivable.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

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

➢	PROPERTY AND EQUIPMENT: As on the date of the financial statements, the Company does not own any property or equipment.

➢

PROPERTY AND EQUIPMENT: Property and equipment are stated at the written-down value 9that is, after deducting depreciation from the cost0. This Company adapted the depreciation rates as provided in IRS publications, using the Modified Accelerated Cost Recovery System (MACRS). Computers and office equipment are considered as 5-year property. Office furniture and fixtures are 7-year property in MACRS and apply the 200% declining balance method over a GDS recovery period. Wherever possible, section 179 depreciation is also applied. However, the accumulated depreciation shall not exceed the actual cost at any point of time. As on the date of the financial statements, the Company does not hold any assets.

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

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

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

➢

Investments in subsidiaries: The entire amount of current year profit (loss) is attributable to the business generated by First Capital Venture Co., and its wholly owned subsidiary, CBD, LLC d/b/a Diamond CBD. As required under ASC 810, consolidated accounts are presented in this financial statement.

➢

Redemption Right: In 2017, the Company signed convertible promissory notes for $1,200,000. The convertible notes have a redemption right, which reads as, “Notwithstanding any provision contained herein to the contrary including the conversion rights as set forth in this section, the Company shall be entitled, at any time prior to the expiration of five days from any notice of conversion, to repay this Note in full, plus interest, minus the credit accorded from prior payments, including from prior conversions, and avoid any further Note conversion and thus avoid the issuance of any additional shares of PotNetwork Holdings, Inc.” By this clause, no derivative liability exists. Further, these convertible promissory notes are exchanged for a Common Stock Purchase Warrant, as mentioned supra.

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

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

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

There was no income tax expense during this period. However, the availability of a net operating loss carryforward and the associated deduction, is subject to complex and restrictive federal income tax provisions as codified by Internal Revenue Code section 172 and related Treasury Regulations, all of which are subject to change and the availability of which can never be free from doubt.

The components of the deferred tax assets and liabilities are as follows:

	31st Dec 2020	31st Dec 2019
Deferred tax assets:
Net operating loss carryovers	$10,989,604	$5,404,935
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	10,989,604	5,404,935
Valuation allowance	(10,989,604)	(5,404,935)
Net deferred tax asset	$-	$-

NOTE 5 - INVENTORY DIAMOND CBD

This Company has arranged to buy the exact or minimum quantity from its suppliers, based on the customer orders and thereby has eliminated the need for holding any significant amount of inventory on hand at any point of time.

During the current period of reporting, this Company wrote off, as a nonrecurring event, non-saleable/obsolete inventory held by the drop shipper due to a drop in sales in connection with the Covid-19 pandemic.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

NOTE 6 - COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies that exist at present

NOTE 7 - BUDGET & INTERNAL CONTROL PROCEDURES

•

Based on the Company’s summary evaluation of internal controls over financial procedures, because of the Company’s limited resources and limited number of employees, and absence of an audit committee, the Company has concluded that as of December 31, 2020, its internal control over financial reporting and the preparation of financial statements for external purposes in accordance with US-GAAP, which therefore creates a material weakness

•	In 2021, Company intends to initiate measures to remediate the preceding material weaknesses

NOTE 8 - CAPITAL STOCK

•

Common Stock: As of December 31, 2020, authorized 1,500,000,000 shares, $.00001 par value; and 836,260,638 issued and outstanding as on the balance sheet date. Further, this Company is obligated to issue additional shares to the noteholders mentioned here below.

•

Class A preferred stock: As of December 31, 2020, authorized 50,000 shares, $.00001 par value; and 34,289 Issued and outstanding as on the balance sheet date. Designation details are in Document # 20181127754 filed with the Secretary of State, Colorado on February 13, 2018.

NOTE 9 - LONG TERM LOAN FROM THIRD PARTIES

		As on	8% interest	As on	8% interest	Settled	As on
Loan Date	Loan	1/1/2019	for 2019	12/31/2019	for 2020	in 2020	12/31/2020
7/1/2016	$25,000	$30,000	$2,000	$32,000	$2,228	$(11,400)	$18,372
7/1/2016	$7,000	$8,400	$560	$8,960	$420	$(9,380)	$0
	$32,000	$38,400	$2,560	$40,960	$2,648	$(20,780)	$18,372

Settlements in 2020 reflect share issuances specific to each 3rd party loan, wherein (a) $25,000 had been loaned by Southridge Partners II Limited Partnership, which had sold a portion of their loan which eventually was owned by J.P. Carey Limited Partners, L.P., said portion settled for shares on August 20, 2020; and (b) $7,000 had been loaned by Mammoth West Corporation, which total indebtedness was settled for shares on December 24, 2020.

NOTE 10 - SHORT TERM LOANS

Payee: Kabbage

Principal Value: $8,333.26

Issue date: 1/9/2020

Terms: 12 monthly payments. $1,500 is the interest payable on 1/27/2021 as the next monthly payment due date. 1/27/2021 is the maturity date for this short-term loan

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

NOTE 11 - SBA LOANS

Payee: Small Business Administration (“SBA”)

Program: Paycheck Protection Program

Principal Value: $138,404

Issue date: 3/5/2020

Terms: 1) Maturity date is two years from making of the loan. 2) Interest accrues at 1.000% per year. 3) Loan may be forgiven in whole or in part by the Lender in accordance with SBA terms and conditions, up to the Maturity date when funds received under it are used for approved expenses. Any loan amount remaining following forgiveness will be fully amortized over the remaining term of the Loan. As of the date of this report, forgiveness of this loan has not been applied for, and therefore, has not been granted.

Payee: Small Business Administration (“SBA”)

Program: Economic Injury Disaster Loan

Principal Value: $150,000

Issue date: 6/18/2020

Terms: 1) Maturity date is thirty years from making of the loan. 2) Interest will accrue at the rate of 3.75% interest per year. 3) Installment payments, including principal and interest, of $731 monthly, will begin twelve months from the date of the making of the loan. 4) Loan may be prepaid at any time up to its Maturity date without penalty. 5) The outstanding balance of the loan is securitized by assets of First Capital Venture Co. (the “Collateral”). As long as the loan balance is outstanding, the SBA shall maintain a UCC filing against the Collateral.

As an event after the balance sheet date, TD bank conveyed the PPP Loan Forgiveness details of SBA in the email dated Thursday, Aug 26, 2021 at 2:10 PM and the Company would report the same in the third quarter financials for the next year 2021

NOTE 12 - NOTES PAYABLE

Payee: Sign N Drive

Principal Value: $1,850,000

Issue date: June 2, 2014, amended March 10, 2017

Terms: Interest Free, Fixed Conversion Rate at $.003 per share

Embedded Conversion Option: Given the fixed rate conversion price, no derivative liability calculation for the conversion option was deemed required.

There is no maturity date for this note.

The following table shows the amount of interest waived on annual basis through December 31, 2020:

Year	Interest Waived
2017	$7,318
2018	4,351
2019	4,770
2020	4,764

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

The following table sets forth the number of shares of common stock issued pursuant to each conversion under the Note:

	Quantity of Shares	Conversion Price	Amount Converted
August 13, 2014	161,127,812	0.00032	$51,561
April 4, 2016	2,750,000	0.004	11,000
August 2, 2016	4,500,000	0.0012	5,400
November 8, 2016	2,500,000	0.00152	3,800
December 22, 2016	10,000,000	0.00088	8,800
July 5, 2017	42,000,000	0.003	126,000
September 27, 2017	40,000,000	0.003	120,000
February 2, 2018	25,000,000	0.003	75,000
May 29, 2018	25,000,000	0.003	75,000
June 5, 2018	25,000,000	0.003	75,000
December 4, 2018	1,550,000	0.003	4,650
December 14, 2018	6,000,000	0.003	18,000
December 20, 2018	12,333,334	0.003	37,000
April 17, 2019	46,050,000	0.003	138,150
June 26, 2019	26,000,000	0.003	78,000
February 2, 2020	27,000,000	0.003	92,529
July 8, 2020	24,000,000	0.003	82,248

Per the above table:

•	$246,000 was converted into common stock in 2017;

•	$284,650 was converted into common stock in 2018;

•	$216,150 was converted into common stock in 2019; and

•	$174,777 was converted into common stock in 2020.

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

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

•	$1,400,000 was received on 10/31/2018

•	$825,000 was received on 12/18/2018

•	$18,410 is the accrued interest for 2018

•	$222,500 is the accrued interest for 2019

•	$261,655 is the accrued interest for 2020

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

•	$1,125,000 was received on 2/17/2019

•	$99,555 is the accrued interest in 2019

•	$112,500 is the accrued interest in 2020

NOTE 13 - MANAGEMENT ASSERTIONS ON COURT CASES

General Litigation

First Capital Venture Co. v. Thunder Energies Corporation, f/k/a Thunder Fusion Corporation, CCJ ACQUISITION CORP d/b/a the Hemplug, the Hemplug, LLC, Nature Consulting, LLC, et al., Case No. CACE 20-019111. On November 3, 2020, First Capital Venture d/b/a Diamond CBD, Ltd., filed its 5-count verified Complaint seeking injunctive and declaratory relief as well as damages against Defendants. Specifically, the verified Complaint alleges the Defendants violated Florida’s Uniform Trade Secrets Act as well as allegations that the Defendants tortiously interfered with a contractual or business relationship of First Capital Venture. On February 17, 2021, Defendants filed their answer and affirmative defenses. On March 5, 2021, First Capital Venture filed its Motion for Order to Show Cause in which it seeks sanctions for Defendants’ failure to comply with the Court’s Order compelling Defendants to provide responses to Plaintiff’s discovery requests. At a hearing on March 29, 2021, the judge deferred ruling on First Capital Venture’s Motion for Order to Show Cause. Immediately following the Show Cause Hearing, the Defendants filed response to Plaintiff’s Motion for Order to Show Cause and the Plaintiff filed a memorandum in support. Prior to the Motion for Order to Show Cause, on February 17, 2021, Defendants furnished a request for production of documents to Plaintiff. Within the time prescribed by the Florida Rules of Civil Procedure to respond to the Defendants’ request for production, Plaintiff filed a motion for extension of time to respond to the request for production of documents on March 16, 2021. Defendants filed a motion to compel the responses for the Defendants’ Request for Production of Documents to Plaintiffs, however, there is no pending Order compelling the Plaintiff to provide the discovery as of the date of this report. On April 28, 2021, the Judge signed an Order which compelled the Defendants, Yogev Shvo and Orel Ben Simon, before the Honorable Court to show cause as to why the Defendants should not be held in contempt of Court for failure to properly respond to outstanding discovery. On May 10, 2021, a special set hearing occurred in which the Judge deferred ruling on the Motion for Order to Show Cause. The case remains ongoing.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

First Capital Venture Co. v. T1 Payments, LLC et al., Case No. CACE-20-006914, UCN 062020CA006914AXXXCE, 17th Judicial Circuit in and for Broward County, Florida. On April 22, 2020, First Capital Venture, a subsidiary of the Company filed an 8-count Complaint against the its previous merchant processor seeking the return of $649,311.73 being held by the merchant processor and for damages related to this processor ceasing to accept MasterCard payments from the Company’s customers for the purchase of the Company’s products. The Company is seeking declaratory relief as well as damages against the Defendant. Specifically, the Complaint alleged the Defendant breached the contract between the parties, sought violations of Florida Statute § 772.11 (Civil Remedy for Theft), replevin, and fraud. On August 4, 2020, the Court granted a motion to transfer the case to Nevada where it will be filed per the merchant processing agreement. As a result, the lawsuit was dismissed without prejudice to be filed in the appropriate jurisdiction per the processing agreement.

Therefore, on May 14, 2021, First Capital Venture Co., filed an eight-count complaint against T1 Payments, LLC, Donald Kasdon and Does 1 through 10, in District Court, Clark County, Nevada, under case number: A-21-834626-B. The 8-count Complaint against the previous merchant processor seeks the return of $649,311.73 being held by the merchant processor and seeks damages related to this processor ceasing to accept MasterCard payments from the Company’s customers for the purchase of the Company’s products. The Company is seeking declaratory relief as well as damages against the Defendants. Specifically, the Complaint alleged the Defendants breached the contract between the parties, fraud, conversion and unjust enrichment. To help expediate the litigation of this case, Company’s counsel sought a more specialized type of proceeding by requesting the matter be heard in business court. The Company is continuing to work with counsel in California and Nevada to resolve this matter.

Dr. Bomi Joseph v. PotNetwork Holdings, Inc. et al, Case No. 19STCV15296, Superior Court of California – Los Angeles County for Los Angeles Judicial District. Plaintiff alleges that defendants published a report on or about February 22, 2019, about him on its website, www.potnetworkcom, without his consent, acknowledgement and approval, which report is of concern to the Plaintiff. Moreover, the report was picked up and re-published on numerous other websites without permission of the defendants. The Plaintiff alleges that the report defamed him and that it continues to be published by third party websites although already retracted and taken down by the defendants. The Plaintiff and the Company have entered into settlement negotiations.

Potter v. PotNetwork Holdings, Inc., Diamond CBD, and First Capital Venture Co., CASE NO.: 19-24017-CV-SCOLA, US District Court for the Southern District of Florida. Plaintiff alleged that she purchased certain products from Diamond CBD that contained levels of CBD that were less than the amount stated on the packaging and sought class action status. The Company and its subsidiaries settled the matter at mediation on July 14, 2020. The parties completed the final documentation of the settlement and the case was dismissed on August 27, 2020. Pursuant to the settlement agreement the Company agreed to issue a $10 voucher to purported class members, pay the named plaintiff $5,000 and pay the law firms that brought the suit $200,000 in legal fees to be paid over 30 months, secured by a pledge of shares of the common stock of PotNetwork Holdings, Inc.

Viral Vapes, LLC, v. CBD, LLC, CASE NO.: 20-C-07896-S6, filed in the State Court of Gwinnett County, Georgia, on February 2, 2021. Plaintiff alleges that the Defendant breached a contract for the resale of its goods which were returned to the Defendant for credit. Plaintiff seeks compensatory damages in an amount to be proved at trial, but not less than $34,825, the purchase price of the goods purchased and returned, plus interest and reasonable attorney’s fees incurred in prosecuting this claim. The Company is contesting the allegations. The case is ongoing.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

PotNetwork Holdings Inc. Convertible Promissory Note Litigation Matters

In addition to the above, PotNetwork Holdings Inc. has been involved in the following legal proceedings, each since dismissed as the result of a respective settlement agreement or each in renewed settlement negotiations, and each of which is specific to each plaintiff suing the Company based upon the convertibility of a promissory note. In each case the Company had contested the validity of the request for conversion of shares pursuant to each such note (each referred to as a “Note”). The following are the case references to each case filed by each of the plaintiffs (collectively, the “Plaintiffs”):

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

Each Plaintiff had filed a civil complaint with regard to their rights to convert a specific Note. In each case, the Note was issued not by the Company, but by its predecessor issuer, SND Auto Company Inc. (which predecessor issuer had changed its name before changing it back to SND Auto Group, Inc.). Each Note was issued by SND Auto Company Inc., respectively on June 13, 2016 to Mammoth West Corporation and on July 18, 2016 to Southridge Partners II Limited Partnership, for money paid to SND Auto Company Inc., at a time when SND Auto Company Inc. was the public entity, with sole operations in the automotive industry. (Plaintiff, J. P. Carey Limited Partners, L.P., on March 1, 2018, was a subsequent purchaser of a portion of the Southridge Partners II Limited Partnership Note and conversion rights connected to the amount purchased, which it then attempted to convert on the pre-reorganization terms and conditions of the Note, as more fully defined below.)

Subsequent to the issuance of the Notes, on March 14, 2017, SND Auto Company Inc. had engaged in a holding company reorganization whereby SND Auto Company Inc., became a subsidiary of the public entity. The holding company reorganization was an express condition of a private company, First Capital Venture Holdings Co., whose acquisition was the principal reason for the reorganization.

Each Plaintiff had sought to convert into shares of the post reorganization Company, at a conversion price of a fraction of a penny per share, based on SND Auto Group, Inc.’s share price prior to the reorganization. The Company disputed the conversion amounts presented by the Plaintiffs

The relief that had been sought by each Plaintiff in each case is as follows:

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

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

On August 17, 2020, JP Carey Limited Partners L.P. and the Company came to a settlement, whereby the Company agreed to issue 28 million shares of the Company’s common stock to JP Carey, valued at $379,752, subject to certain leak out provisions. The case has subsequently been dismissed.

On August 27, 2020, the Court dismissed the case brought by Southridge Partners II Limited Partnership for failing to obtain counsel to prosecute the case after the Court’s order to do so. Southridge subsequently sought to refile its claim. On January 21, 2021, the Company and Southridge Partners II Limited Partnership came to a settlement, whereby the Company agreed to issue 38 million shares of the Company’s common stock, valued at $296,400, to an affiliate of Southridge Partners II Limited Partnership, Livingston Asset Management, LLC, subject to certain leak out provisions. The case subsequently was dismissed. However, on July 20, 2021, Southridge Partners II Limited Partnership, and Livingston Asset Management, LLC filed a new complaint in the 17th Judicial Circuit of the State of Florida in and for Broward County Florida, Case CACE-21-014580, claiming default of the settlement reached with the Defendants due the Plaintiff’s inability to deposit their shares. A new settlement is in negotiations.

On October 22, 2020, the Company entered into a settlement agreement with Mammoth Corporation subject to a court approval per a 3(a)10 fairness hearing. On December 11, 2020, the fairness hearing was conducted by the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois, Civil Action No. 17 CH 778. As a result of the court’s approval of the settlement agreement, on December 24, 2020, the Company issued 28,000,000 common shares to Mammoth West Corporation, valued at $315,420, for all indebtedness owed. The case has subsequently been dismissed.

NOTE 14 - SETTLEMENT BY SHARE ISSUANCE

•	On February 6, 2020 the Company issued 27,000,000 common shares to a note holder upon the conversion of $81,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

•	On July 8, 2020 the Company issued 24,000,000 common shares to a note holder upon the conversion of $72,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

•	On August 20, 2020, the Company issued 28,000,000 common shares to J.P. Carey Limited Partners, L.P., a note holder, under the terms and conditions of a settlement agreement, dated August 15, 2020 for all indebtedness owed. The value of the stock issued under the settlement, $379,628, has been booked in 2020 as a nonrecurring extraordinary expense for accounting purposes.

•	On October 1, 2020, the Company issued 8,854,782 common shares to a note holder upon the conversion of $75,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

•	On November 23, 2020, the Company issued 19,569,479 common shares to a note holder upon the conversion of $100,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

•	On December 24, 2020, the Company issued 28,000,000 common shares to Mammoth West Corporation, a note holder, under the terms and conditions of a settlement agreement, dated October 22, 2020 for all indebtedness owed, which settlement was approved on December 11, 2020, by the Circuit Court for th Nineteenth Judicial Circuit, Lake County, Illinois, in Civil Action No. 17 CH 778 following a 3(a) 10 fairness hearing. The value of the stock issued under the settlement, $315,420, has been booked in 2020 as a nonrecurring extraordinary expense for accounting purposes.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

NOTE 15 - IMPAIRMENT LOSS [ONE-TIME, NON-RECURRING]

As of December 31, 2020, the remaining balance of advances paid to the Drop Shipper was $3,012,449. This remaining balance is unadjusted for:

(a) losses incurred in the value of the inventory held by the drop shipper and therefore in the value of the deposit by the Company, in connected to the Covid-19 pandemic, which disrupted reseller sales and caused a decline in consumer demand, wherein such decline rendered some inventory unsalable due to limitations on shelf-life. In addition, the decline in sales caused some products to be discontinued due to their obsolescence.

(b) amounts included in the asset which were misallocated which should have been either charged to other categories of accounts or allocated to other categories of business expense.

As a result, as of the date of this report the Company is in the process of quantifying the amount of the adjustments required by these factors, and at this time is deducting the full value of this asset, $3,012,449, from its balance sheet as an “impairment” until such time as a full assessment of this asset is completed internally to determine the correct value for this asset on December 31, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 19, 2021, the date on which these consolidated financial statements were available to be issued. There was material subsequent events that required recognition or additional disclosure in these consolidated financial statements as follows:

•	On January 13, 2021, the Company issued 35,714,286 common shares to a noteholder upon the conversion of $125,000 of indebtedness owed. The common stock issued in the transaction were issued pursuant to the exemption for registration contained in Section 4(a)(2) of the Securities Act of 1933.

•	On February 10, 2021, the Company issued 38,000,000 common shares to an affiliate, Livingston Asset Management, LLC, of a note holder, Southridge Partners II Limited Partnership, under the terms and conditions of a settlement agreement, dated January 21,2021 for all indebtedness owed. The value of the stock issued under the settlement, $296,400, will be booked in 2021 as a nonrecurring extraordinary expense for accounting purposes.

•	On March 10, 2021, the Company received from the SBA, the sum of $115,049 under the Paycheck Protection Program, which is a loan and not repayable provided the lending bank certifies the forgiveness prior to maturity which is two years from making. Interest rate on the loan is 1.0000%.

•	On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency connected to the COVID-19 strain of coronavirus and the global risks from the virus’ spread. In March 2020, WHO classified the outbreak as a global pandemic. Beginning in February 2020, the continental United States became one of several global epicenters of the pandemic, as the virus and its multiple variants spread state-to-state. As of the date of this Report the pandemic continues. Within the United States, the pandemic’s economic impact has been severe, forcing the shuttering of businesses and shifts in both business and consumer behavior. As such, at this time, the Company cannot forecast the full magnitude that the pandemic will have in 2021 on its industry, suppliers, workforce, financial condition, liquidity, and results of operations. Nor can the Company forecast the pandemic’s impact on its results of operations for the fiscal year ending December 31, 2021. Management continues to monitor the situation and is working to adjust the business’s operations daily.

•	In an email dated Thursday, Aug 26, 2021, TD bank conveyed to the Company that the Paycheck Protection Program loan, in principal value of $138,404, made on 3/5/2020 had been forgiven by the SBA.

PotNetwork Holdings, Inc.

Notes on Accounts for the year ended December 31, 2020

NOTE 17 - GENERAL & ADMIN EXPENSES (DETAILS)

	Year Ended	Year Ended
	Dec. 31, 2020	Dec. 31, 2019
Admin Exp
Bank Charges	$7,774.90	$15,263.44
Dues & Subscriptions	$5,285.55	$73,278.45
Insurance	$37,019.40	$35,869.46
Legal & Professional	$346,268.85	$612,809.13
Office Supplies & Software	$67,660.72	$22,921.54
Other Expenses	$2,870.55	$1,408.43
Payroll Expenses	$890,541.23	$937,970.22
Repairs & Maintenance	$419.23	$1,199.41
Taxes & License	$5,679.60
Telephone	$39,534.89	$68,269.13
Training	$828.30
Utilities	$2,001.00	$22,850.57
	$1,405,884	$1,791,840

NOTE 18 - CRITICAL AUDIT MATTERS

•	During 2020, the Company incurred a non-recurring impairment Loss due to the write-off of advances prepaid in 2019 to the Drop Shipper. The Company has stated that there are two reasons for said impairment: (i) some amounts included in this asset were misallocated and should have been either charged to other categories of accounts or allocated to other categories of business expense; and (ii) during 2020 in connected to the Covid-19 pandemic, the Company incurred losses in the value of the inventory held by the Drop Shipper and therefore in the value of the deposit by the Company. As a result, as of the date of this report the Company is in the process of quantifying the amount of adjustments required by these items, and at this time is deducting the full value of this asset from its balance sheet and income statement as an “impairment” as of December 31, 2020.

